Form 10-Q
period 2012-03-31
INTERMOLECULAR INC
filed 2012-05-08
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-35348

Intermolecular, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1616267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3011 N. First Street San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 582-5700

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 1, 2012
Common stock, $0.001 par value	42,470,181

INTERMOLECULAR, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$80,847	$81,002
Short-term investments	1,251	—
Accounts receivable, net of allowance for doubtful accounts of zero as of March 31, 2012 and December 31, 2011	4,722	10,227
Accounts receivable, due from related parties	1,344	935
Inventory, current portion	1,797	—
Prepaid expenses and other current assets	1,383	1,763
Total current assets	91,344	93,927
Inventory, net of current portion	2,433	2,532
Property and equipment, net	24,147	25,128
Intangible assets, net	5,996	6,067
Other assets	162	160
Total assets	$124,082	$127,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906	$1,079
Accrued liabilities	3,075	3,759
Accrued compensation and employee benefits	2,078	2,452
Deferred revenue, current portion	764	1,575
Related party deferred revenue, current portion	7,888	9,593
Note payable, current portion	928	804
Total current liabilities	15,639	19,262
Related party deferred revenue, net of current portion	161	716
Deferred rent, net of current portion	914	1,004
Note payable, net of current portion	26,276	26,514
Other long-term liabilities	135	145
Total liabilities	43,125	47,641
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share — 200,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 42,470,181 and 42,218,906 shares issued and outstanding	42	42
Additional paid-in capital	181,650	180,680
Accumulated deficit	(100,735)	(100,549)
Total stockholders’ equity	80,957	80,173
Total liabilities and stockholders’ equity	$124,082	$127,814

See accompanying notes to condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Collaborative development program and services revenue	$12,195	$7,793
Product revenue	678	678
Licensing and royalty revenue	3,509	3,217
Total revenue	16,382	11,688
Cost of revenue:
Cost of collaborative development program and services revenue	6,879	5,112
Cost of product revenue	234	234
Cost of licensing and royalty revenue	75	170
Total cost of revenue	7,188	5,516
Gross profit	9,194	6,172
Operating expenses:
Research and development	5,068	4,519
Sales and marketing	1,240	905
General and administrative	2,818	1,799
Total operating expenses	9,126	7,223

Income (loss) from operations	68	(1,051)
Other income (expense):
Interest (expense) income, net	(249)	4
Other expense, net	(6)	(178)
Total other income (expense), net	(255)	(174)

Loss before provision for income taxes	(187)	(1,225)
Income tax (benefit) provision	(1)	1
Net loss	(186)	(1,226)
Accretion on redeemable convertible preferred stock	—	(4,041)
Net loss attributable to common stockholders	$(186)	$(5,267)
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.93)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	42,241,345	5,633,192

Related Party Transactions

The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2012	2011

Revenue:
Collaborative development program and services revenue	$2,997	$2,807
Licensing and royalty revenue	1,793	2,422
Total revenue	$4,790	$5,229

Cost of Revenue:
Cost of collaborative development program and services revenue	$3	$217
Cost of product revenue	—	34
Cost of licensing and royalty revenue	—	170
Total cost of revenue	$3	$421

See accompanying notes to condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(186)	$(1,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,852	1,508
Stock-based compensation	827	406
Revaluation of preferred stock warrant liability	—	235
Changes in operating assets and liabilities:
Prepaid expenses and other assets	385	262
Inventory	(1,698)	109
Accounts receivable	5,096	(435)
Accounts payable	(412)	(702)
Accrued and other liabilities	(1,044)	(396)
Deferred revenue	(811)	(1,464)
Related party deferred revenue	(2,260)	(2,666)
Net cash provided by (used in) operating activities	1,749	(4,369)
Cash flows from investing activities:
Purchase of short-term investments	(1,251)	—
Purchase of property and equipment	(333)	(3,321)
Capitalized intangible assets	(327)	(179)
Net cash used in investing activities	(1,911)	(3,500)
Cash flows from financing activities:
Payment of long-term debt	(114)	—
Proceeds from exercise of common stock options	121	15
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,927
Net cash provided by financing activities	7	14,942
Net (decrease) increase in cash and cash equivalents	(155)	7,073
Cash and cash equivalents at beginning of period	81,002	23,064
Cash and cash equivalents at end of period	$80,847	$30,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$386	$—
Cash paid for income taxes, net of refunds received	$25	$7

Noncash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$4,041

See accompanying notes to condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 16, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuations of accounts receivable, inventories, intangible assets, debt, capital stock, warrants and assumptions used in the calculation of income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments consist of demand deposits, money market accounts and certificates of deposit maintained with high quality financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and are maintained with high quality financial institutions.

Short-Term Investments

The Company considers all highly liquid investments purchased with a maturity between three and twelve months to be short-term investments. The Company has short-term investments consisting of certificates of deposit maintained with high quality credit institutions. The carrying value of these investments approximates their fair value due to the short term of their maturities.

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months.  Noncurrent inventories consist only of raw materials. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost in the period in which they occur. The Company did not experience any material inventory impairments during the three months ended March 31, 2012 and 2011.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. As of March 31, 2012 and December 31, 2011, the Company has not recorded a significant impairment on any of its long-lived assets.

Revenue Recognition

The Company derives its revenue from three principal sources: collaborative development programs and other services; product sales; and technology licensing and royalty fees.

Collaborative development programs and other services—The Company enters into collaborative development programs and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

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

Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $15.2 million and $11.3 million as of March 31, 2012 and December 31, 2011, respectively.

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

Multiple-element arrangements—Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Collaborative development programs and other research and development services include licenses of technology and may also include sales of products.

In 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 and 14 are amendments to the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

•              provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•              require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if the Company does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•              eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2012	2011	2012	2011

Customer A	21%	33%	14%	*
Customer B	*	11%	*	*
Customer C	*	*	—	—
Customer D (1)	14%	20%	*	*
Customer E	*	11%	*	*
Customer F	*	*	*	*
Customer G	33%	*	52%	78%

*              less than 10%

(1) In February 2012, Customer D filed for protection under the Corporate Reorganization Act (Act) in Japan. As part of any restructuring under this Act, Customer D may either voluntarily or involuntarily reduce or eliminate payments owed to the Company or shipments of products that include the Company’s technology, which would lead to a reduction in revenue from Customer D.

Share-Based Compensation

The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.

The Company accounts for stock options issued to nonemployees based on the fair value of the options determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured each reporting period as the stock options vest and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted the guidance in our first quarter of 2012 with no significant impact on our consolidated financial statements or related footnotes as comprehensive loss consists of the same components as net loss and therefore the Company does not separately disclose a statement of comprehensive loss.

2. Fair Value of Financial Instruments

The following financial instruments are not measured at fair value on the Company’s Condensed Consolidated Balance Sheet at March 31, 2012, but require disclosure of their fair values: cash, accounts receivable and accounts payable. The estimated fair value of such instruments at March 31, 2012 approximates their carrying value as reported on the Condensed Consolidated Balance Sheet. The Company measures and reports its cash equivalents and short-term investments at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Balance as of March 31, 2012	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$70,613	$70,613	$—	$—
Certificates of deposit	1,251	1,251	—	—
Total assets measured at fair value	$71,864	$71,864	$—	$—

	Fair Value Measurements Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$75,660	$75,660	$—	$—
Certificates of deposit	100	100	—	—
Total assets measured at fair value	$75,760	$75,760	$—	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	March 31, 2012	December 31, 2011

Lab equipment and machinery	$33,608	$33,515
Leasehold improvements	2,100	2,086
Computer equipment and software	3,080	3,016
Furniture and fixtures	148	146
Construction in progress	5,643	5,088
Total property and equipment	44,579	43,851
Less accumulated depreciation	(20,432)	(18,723)
Property and equipment, net	$24,147	$25,128

As of March 31, 2012 and December 31, 2011 all tangible property and equipment were pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx Technologies, Inc. (Symyx). Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $1.7 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively.

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery that have a net book value of $7.5 million and $7.0 million as of March 31, 2012 and December 31, 2011, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	March 31, 2012	December 31, 2011

Patents issued	$3,614	$3,562
Patents pending	2,586	2,566
Trademarks	38	38
Total intangible assets	6,238	6,166
Less patent amortization	(242)	(99)
Intangible assets, net	$5,996	$6,067

Amortization commences upon patent issuance. The useful life of the patents, once approved, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of our current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of the Symyx asset purchase transaction is approximately 6 years. Amortization expense during the three months ended March 31, 2012 and 2011 was $143,000 and $3,000, respectively.

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $0.3 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively. Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of March 31:
Nine month period ending December 31, 2012	$1,213
The years ending December 31,
2013	1,657
2014	1,707
2015	728

Total	$5,305

During 2012, the Company made payments of $0.4 million related to this operating lease.

Symyx Asset Purchase and Note Payable

In connection with the consummation of the Symyx asset purchase transaction in November 2011, the Company issued Symyx a secured promissory note in a principal amount equal to $27.3 million with a term of 24 months and an interest rate equal to 4%. The note is payable in an amount equal to the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. The note is also pre-payable by the Company at any time without penalty or premium, and is secured by tangible personal property, excluding intellectual property. During the three months ended March 31, 2012 the Company paid Symyx $500,000, which included interest and principal in the amount of $386,000 and $114,000, respectively.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options were estimated on the grant dates using a Black Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011

Expected term (in years)	6.0	6.0
Risk-free interest rate	1.2%	2.6%
Expected volatility	60%	57%
Expected dividend rate	0%	0%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cost of revenue	$284	$95
Research and development	209	67
Sales and marketing	125	131
General and administrative	209	113
Total stock-based compensation	$827	$406

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock options	$793	$406
Restricted stock awards and restricted stock units (“RSUs”)	34	—
Total stock-based compensation	$827	$406

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of March 31, 2012, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,962	3.2
RSUs	$1,420	3.9

The following table presents details on option grants made by the Company for the following periods:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Granted	Weighted- Average Grant Date Fair Value	Granted	Weighted- Average Grant Date Fair Value
Stock options	893,179	$4.69	618,250	$3.42

The total intrinsic value of stock options exercised for the three months ended March 31, 2012 and March 31, 2011 was $1.0 million and $94,000, respectively.

The following table presents details on RSU grants made by the Company for the following period:

	RSU’s Outstanding
	Number of RSUs Outstanding	Weighted Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2011	—	$—	—	$—
Granted	274,070	6.47	3.9
Vested	—	—		—
Cancelled	—	—
Unvested as of March 31, 2012	274,070	$6.47	3.9	$1,702

Common Stock Warrants

As of March 31, 2012 and December 31, 2011 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 86,250 and 78,750 were exercisable as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company recognized expenses related to these warrants in the amount of $7,000 and $12,000, respectively.

Common Stock

As of March 31, 2012 and December 31, 2011, the Company had reserved shares of common stock for issuance as follows:

	As of March 31,	As of December 31,
	2012	2011

Issuances under equity incentive plan	14,179,168	12,530,593
Issuances upon exercise of warrants	912,368	912,368
	15,091,536	13,442,961

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2012	2011

Net loss attributable to common stockholders	$(186)	$(5,267)

Shares used in computing net loss per share of common stock, basic and diluted	42,241,345	5,633,192

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.93)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2012	2011

Redeemable convertible preferred stock	—	28,027,099
Stock options to purchase common stock	8,786,124	7,742,377
RSUs	274,070	—
Common stock subject to repurchase	7,500	—
Common and preferred stock warrants	912,368	1,812,360

8. Income Taxes

Income tax benefit for the three months ended March 31, 2012 was $1,000 or 0.67% on a pre-tax loss of $187,000. The difference between the Company’s effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock compensation expense, other currently non-deductible items and movement in its valuation allowance.

The Company maintained a valuation allowance as of March 31, 2012 against all of its deferred tax assets.  The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2012, the Company amended the collaborative development program (CDP) agreement that it had entered into in March 2010 with a related party. Under the agreements, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of March 31, 2012, this shareholder is a beneficial owner of approximately 12.7% of the Company’s common stock. During the three months ended March 31, 2012 and 2011, the Company recorded revenue in the amount of $1.3 million and $1.3 million, respectively, from these agreements.

In November 2006, the Company entered into an Alliance Agreement with a related party that is a beneficial owner of approximately 9.1% of the Company’s common stock as of March 31, 2012. The other party and the Company each have an independent board member that serves on both companies board of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in October 2011. During the three months ended March 31, 2012 and 2011, the Company recorded revenue in the amount of $3.5 million and $3.9 million, respectively, in equipment sales, license fees and service fees and expensed $3,000 and $0, respectively, in related party cost of revenue and had accounts receivable in the amount of $0.9 million and $0.5 million as of March 31, 2012 and December 31, 2011, respectively, related to these agreements. The Company has a deferred revenue balance in the amount of $8.0 million and $10.2 million related to these agreements as of March 31, 2012 and December 31, 2011, respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
	Revenues	Revenues

United States	$12,048	$7,253
Japan	3,565	3,700
Taiwan	735	735
Europe and Middle East	34	—
Total	$16,382	$11,688

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2012 to the three months ended March 31, 2011.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012 (the “2011 Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our 2011 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Using our approach, we develop technology and intellectual property (IP) focused on advanced materials, processes, integration and device architectures in collaboration with our customers. This technology enables our customers to bring optimized, high-volume manufacturing ready integrated devices to market faster and with less risk than traditional approaches to research and development (R&D). We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include semiconductors, flat glass coatings and glass based devices, solar cells, light emitting diodes (LEDs), flat-panel displays, advanced batteries and other energy-efficient technologies.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $16.4 million for the three months ended March 31, 2012 from $11.7 million for the three months ended March 31, 2011. Our net loss decreased to $0.2 million for three months ended March 31, 2012 from a net loss of $1.2 million for the three months ended March 31, 2011. Since inception, we have incurred net losses leading to an accumulated deficit of $100.7 million as of March 31, 2012. During February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act (Act) in Japan, and our revenue from Elpida may decline as a result. For example, as part of any restructuring under this Act, our collaborative development program (CDP) services revenue may be reduced or even eliminated, and Elpida may either voluntarily or involuntarily reduce or eliminate payments owed to us or shipments of products that include our licensed technology. As of March 31, 2012 we had $15.6 million in backlog from Elpida, of which $6.6 million is to be recognized as revenue during the remainder of 2012 with the balance to be recognized as revenue in periods beyond 2012. Of the $6.6 million in backlog to be recognized as revenue during 2012 that is attributable to Elpida, we received payment in the amount of $2.2 million in April 2012 for CDP services and license fees for the three month period ending June 30, 2012.

Strategy

Our mission is to drive our customers’ success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target large, high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, flash memory, complex logic, flat glass, solar cells, LEDs and energy efficient-technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida, GLOBALFOUNDRIES, Guardian Industries, SanDisk, Taiwan Semiconductor Manufacturing Company (TSMC) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, flash memory, complex logic and energy-efficient applications in flat glass coatings and glass based devices, and have not yet received a material amount of revenue from customers in solar cells, LEDs and other energy-efficient technologies.

Basis of Presentation

How We Generate Revenue

Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers and are structured to result in licensing and royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our HPC platform. When technology developed through CDPs is incorporated in our customers’ commercialized products, we generate licensing and royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

•

CDP and services revenue. CDP revenue includes payments for full time equivalent (FTE) employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements.

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

Cost of Revenue

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

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue prior to January 1, 2012 included license fees paid to Symyx. As part of the completion of the Symyx asset purchase transaction in November 2011, in connection with our initial public offering, we no longer have an obligation to pay licensing fees to Symyx for any period on or after January 1, 2012. In 2012, our cost of licensing and royalty revenue is primarily comprised of the amortization of acquired patents and a licensing obligation payable to the Lawrence Berkeley Laboratories.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company. In addition to these expenses, we expect that our general and administrative expenses will continue to increase for the foreseeable future.

Interest (Expense) Income, net

Interest (expense) income, net represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Interest expense primarily consists of interest accrued or paid on our note payable to Symyx Technologies, Inc. (Symyx) in connection with the Symyx asset purchase agreement that closed in November 2011.

Critical Accounting Estimates

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2012 as compared to those disclosed in our 2011 Annual Report. For further information on our critical and other significant accounting policies, see our 2011 Annual Report.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
		(In thousands)

Revenue:
CDP and services revenue	$12,195	$7,793	$4,402	56%
Product revenue	678	678	—	0%
Licensing and royalty revenue	3,509	3,217	292	9%
Total revenue	16,382	11,688	4,694	40%
Cost of revenue	7,188	5,516	1,672	30%
Gross profit	9,194	6,172	3,022	49%
Operating expenses:
Research and development	5,068	4,519	549	12%
Sales and marketing	1,240	905	335	37%
General and administrative	2,818	1,799	1,019	57%
Total operating expenses	9,126	7,223	1,903	26%

Income (loss) from operations	68	(1,051)	1,119
Other income (expense):
Interest (expense) income, net	(249)	4	(253)
Other expense, net	(6)	(178)	172
Total other income (expense), net	(255)	(174)	(81)
Loss before provision for income taxes	(187)	(1,225)	1,038
Income tax (benefit) provision	(1)	1	(2)
Net loss	$(186)	$(1,226)	$1,040

Revenue

Our revenue increased by $4.7 million, or 40%, to $16.4 million during the three months ended March 31, 2012 from $11.7 million during the three months ended March 31, 2011 due to increases in both CDP and services revenue and licensing and royalty revenue.

CDP and services revenue increased by $4.4 million, or 56%, to $12.2 million during the three months ended March 31, 2012 from $7.8 million during the three months ended March 31, 2011. This increase was primarily attributable to $4.7 million in revenue derived from the expansion of existing customer engagements, including a non-recurring increase in the amount of $0.8 million related to the expiration of a customer’s purchase option during the quarter, combined with $0.3 million in revenue derived from new customer engagements, offset by a $0.6 million decrease in revenue from the scheduled completion of CDPs. Of the growth from the expansion of existing customer engagements, $4.5 million in revenue was derived from two CDPs.

Product revenue remained consistent during the three months ended March 31, 2012 and 2011 at $0.7 million. There were no new product sales that were initiated during the three months ended March 31, 2012.

Licensing and royalty revenue increased by $0.3 million, or 9%, to $3.5 million during the three months ended March 31, 2012 from $3.2 million during the three months ended March 31, 2011. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts, including a non-recurring increase in the amount of $0.2 million related to the expiration of a customer’s purchase option during the quarter, offset by a scheduled reduction in minimum license fee revenues.

The following table presents revenue by geographic region (based on invoiced locations) during the three months ended March 31, 2012 and 2011 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2012		2011
	Revenues	% of Revenues	Revenues	% of Revenues

United States	$12,048	74%	$7,253	62%
Japan	3,565	22%	3,700	32%
Taiwan	735	4%	735	6%
Europe and Middle East	34	0%	—	0%
Total	$16,382	100%	$11,688	100%

Cost of Revenue

Cost of revenue increased by $1.7 million, or 30%, to $7.2 million during the three months ended March 31, 2012 from $5.5 million during the three months ended March 31, 2011. This change is directly attributable to increased CDP and services revenue recognized from new and ongoing customer engagements, which resulted in a $1.8 million increase in direct labor, materials and other costs associated with these programs. This increase was partially offset by a decrease in cost of licensing and royalty revenue from the elimination of royalty payments to Symyx in connection with the Symyx asset purchase agreement that closed in November 2011 that eliminated our obligation to pay Symyx a 5% royalty on all HPC-derived revenue. The elimination of the royalty obligation was partially offset by the amortization of Symyx-acquired IP and licensing obligations payable to the Lawrence Berkeley Laboratories that collectively approximated $0.2 million during the three months ended March 31, 2012.

Cost of revenue as a percentage of revenue decreased from 47% during the three months ended March 31, 2011 to 44% during the three months ended March 31, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our cost of revenue as a percentage of total revenue to decline.

Research and Development

Research and Development (R&D) expenses increased by $0.5 million, or 12%, to $5.1 million during the three months ended March 31, 2012 from $4.5 million during the three months ended March 31, 2011. The change is primarily attributable to $1.0 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense and $0.1 million in consulting and professional service fees. These costs are partially offset by a $0.4 million decrease in facility and occupancy-related costs due to the elimination of costs from our prior facility, which closed in October 2011, and a $0.2 million decrease in depreciation expense due to increased utilization of lab equipment for customer programs whose costs are recognized in cost of revenue.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 37%, to $1.2 million during the three months ended March 31, 2012 from $0.9 million during the three months ended March 31, 2011. The change is primarily due to higher personnel costs related to increased wages and commissions expense.

General and Administrative

General and administrative expenses increased by $1.0 million, or 57%, to $2.8 million during the three months ended March 31, 2012 from $1.8 million during the three months ended March 31, 2011. The increase is primarily attributable to $0.5 million in higher professional fees associated with legal and accounting services associated with being a public company, and $0.5 million in higher personnel costs as a result of increased headcount.

Income (Loss) from Operations

Our operating loss decreased by $1.1 million, to an operating income of $0.1 million during the three months ended March 31, 2012 from an operating loss of $1.0 million during the three months ended March 31, 2011. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $1.9 million to $9.1 million during the three months ended March 31, 2012 from $7.2 million during the three months ended March 31, 2011. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Interest (Expense) Income, net

Interest (expense) income, net decreased by $0.3 million to an expense of $0.3 million during the three months ended March 31, 2012 from income of $4,000 during the three months ended March 31, 2011. The decrease is primarily attributable to interest expense associated with our note payable to Symyx.

Other Expense, net

Other expense, net increased by $0.2 million to an expense of $6,000 during the three months ended March 31, 2012 from an expense of $0.2 million during the three months ended March 31, 2011. This change was due to the conversion and subsequent exercise of our outstanding preferred stock warrant liability in connection with our initial public offering in November 2011 and accordingly is no longer outstanding or subject to remeasurement during the three months ended March 31, 2012.

Provision for Income Taxes

Provision for income taxes as of March 31, 2012 and 2011 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss decreased by $1.0 million, to a net loss of $0.2 million during the three months ended March 31, 2012 from a net loss of $1.2 million during the three months ended March 31, 2011. The difference between operating income and net loss during the three months ended March 31, 2012 was primarily related to interest expense associated with our note payable to Symyx.

Liquidity and Capital Resources

Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of March 31, 2012, we had $82.1 million of cash, cash equivalents and short-term investments, $75.7 million of net working capital, and debt outstanding of $27.2 million.

To date, we have incurred significant losses. During the three months ended March 31, 2012 and 2011, we incurred net losses of $0.2 million and $1.2 million, respectively. As of March 31, 2012, our accumulated deficit was $100.7 million.

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

During February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan. Our revenue from Elpida may decline as a result. For example, as part of any restructuring under this Act, our CDP services may be reduced or even eliminated, and Elpida may either voluntarily or involuntarily reduce or eliminate payments owed to us or shipments of products that include our licensed technology. The use of our technology in their current product shipments generates a license fee for us, and may include a royalty when additional developed technology is incorporated in future Elpida products. Any adjustment in the amount of CDP services fees, license fees or royalties that Elpida would owe us pursuant to our agreement with them could be reduced or eliminated as a result of changes in their shipments and product development. If any of these were to occur our revenue would decline, and our financial condition and results of operations would be materially and adversely affected. During the three months ended March 31, 2012 we recognized $2.2 million in revenue from Elpida and as of March 31, 2012 had outstanding accounts receivable in the amount of $0.2 million and backlog in the amount of $15.6 million, of which $6.6 million is to be recognized during 2012 with the balance to be recognized in periods beyond 2012. Of the $6.6 million in backlog to be recognized as revenue during 2012 that is attributable to Elpida, we received payment in the amount of $2.2 million in April 2012 for CDP services and license fees for the three month period ending June 30, 2012.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$1,749	$(4,369)
Net cash used in investing activities	$(1,911)	$(3,500)
Net cash provided by financing activities	$7	$14,942

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the three months ended March 31, 2012, and experienced negative cash flows from operating activities during the three months ended March 31, 2011.

Net cash provided by operating activities during the three months ended March 31, 2012 of $1.7 million reflects a net loss of $0.2 million and non-cash charges of $1.9 million for depreciation and amortization and $0.8 million in stock-based compensation. The net decrease in our operating assets and liabilities of $0.7 million was primarily the result of a $1.7 million increase in inventory, a $1.5 million decrease in accounts payable and accrued liabilities and a $3.1 million decline in deferred revenue related to the earn out of customer prepayments. This decline was partially offset by increased cash collections resulting in a net decrease in accounts receivable of $5.1 million and utilization of prepaid and other assets of $0.4 million.

As of March 31, 2012 we had $8.8 million in deferred revenue for which we have already received payment, of which $8.1 million will be recognized in revenue during 2012 and $0.7 million will be recognized as revenue during 2013.

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

During the three months ended March 31, 2012, cash used in investing activities was $1.9 million as a result of the purchase of $1.3 million in certificates of deposit classified as short-term investments, $0.3 million in capital expenditures and $0.3 million in capitalized patent and trademark costs. The decline in capital expenditures compared to the prior year is primarily attributable to the completion of our clean room facility build-out as we completed our move to our new office location during 2011.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2012, cash provided by financing activities was related to the issuance of common stock as a result of employee option exercises in the amount of $121,000, offset by a principal payment related to our note payable to Symyx in the amount of $114,000.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating lease obligations	$5,305	$1,213	$4,092	$—	$—
Note payable	27,203	689	26,514	—	—
Contractual interest payments on note payable	1,747	811	936	—	—
Purchase obligations(1)	1,988	1,988	—	—	—
Total	$36,243	$4,701	$31,542	$—	$—

(1)                                 Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2012, we made regular lease payments of $0.4 million under this operating lease agreement.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the consummation of our initial public offering, we issued a promissory note payable to Symyx. The note has a remaining principal amount equal to $27.2 million and a remaining term of approximately 20 months and an interest rate of 4% and is payable in amounts equal to the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity on November 23, 2013, if applicable.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of March 31, 2012 total $82.1 million, consisting of $80.8 million in cash and money market funds with maturities of less than three months from the date of purchase and $1.3 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the completion of our initial public offering, we issued a promissory note payable to Symyx. The note has a principal amount equal to $27.3 million and a term of 24 months and a fixed interest rate of 4% and is payable in amounts equal to the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. As of March 31, 2012, $27.2 million in principal remained outstanding on the note payable to Symyx. The interest rate on our debt is fixed; however, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.    RISK FACTORS

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 16, 2012 (the “2011 Annual Report”). You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our 2011 Annual Report.

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

Our revenue, expenses and operating results have fluctuated, and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

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

•                  our customers’ ability to manufacture, market and sell products that incorporate technology developed through the CDPs;

•                  the financial stability of any of our customers;

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

•                  the degree to which existing CDPs are completed, extended or expanded;

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

•                  any delay in shipments caused by shortages of components incorporated in our customers’ products, design errors or other manufacturing problems associated with our customers’ products;

•                  the highly cyclical nature of and price volatility in the semiconductor industry;

•                  the emerging and uncertain nature of the clean-energy industry;

•                  potential warranty claims, product recalls and product liability for our HPC tools and for our customers’ products that incorporate technology developed through our CDPs;

•                  global or regional economic, political and social conditions; and

•                  business interruptions such as earthquakes and other natural disasters.

Due to these factors and other risks discussed in this section, you should not rely on quarter-to-quarter comparisons to predict our future performance. Our revenue mix may also vary from quarter to quarter as we enter into new CDPs and related customer arrangements, existing CDPs are completed, extended or expanded and licensing and royalty arrangements take effect. Unfavorable changes in any of these factors may adversely affect our business and operating results. Additionally, our common stock could be subject to significant price volatility should our actual or projected revenue or earnings fail to meet the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of those companies.

We have incurred operating losses since our inception and may not be able to achieve or maintain profitability.*

We have generated net losses each year since our inception, including $0.2 million for the three months ended March 31, 2012 and $30.0 million, $1.8 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our accumulated deficit as of March 31, 2012 was $100.7 million. We will need to significantly increase revenue to achieve profitability and we may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all.

Our ability to achieve our objectives and achieve or maintain the profitability of our business will depend, in large part, on potential customers accepting our HPC platform and methodology as effective tools in the development of new products; and on our success in helping our customers develop products that are successful in the marketplace. Historically, semiconductor companies have conducted R&D activities internally using traditional research methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify collaborating with us on their basic R&D programs. We must also convince potential customers in the clean-energy industry that our HPC platform and approach are useful tools in an emerging industry. We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. In addition, our profitability and success are dependent, in part, upon the receipt of royalties on the sale of products by our key customers, and we have no ability to control the timing of such products’ introduction or their success or failure in the marketplace. Our ability to achieve profitability also depends upon many other factors, including many that are beyond our control. These factors include, without limitation:

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

We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business, or that any of these other factors will be satisfactory. Also, we cannot assure you that customers, even those that accept our HPC platform as a valid tool for R&D, will be satisfied with the technology developed through our CDPs or will be able to successfully commercialize end products incorporating the developed technology. Failure to achieve the necessary customer acceptance or extend or add current or new customer relationships, as well as difficulty with any of these other factors would adversely affect our revenue and profitability and our financial condition and results of operations would be materially and adversely affected.

We depend on a limited number of customers, which have historically been in the semiconductor industry, and a loss of any of them would adversely affect our business and operating results.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Due to the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, our revenue is and may continue to be concentrated among and reliant upon key high-volume customers. For example, our three largest customers during the three months ended March 31, 2012, all of which are in the semiconductor industry, accounted for 68% of our revenue, and our two largest customers for the years ended December 31, 2011 and 2010, both of which are in the semiconductor industry, accounted for 47% and 72% of our revenue, respectively. Our largest customer accounted for 29% and 52% of our revenue in each of these periods, respectively. The loss of any of these customers or a decrease in the manufacturing or sales volumes of their products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition or results of operations, and we may not be able to replace the business from these customers. In particular, Elpida, recently filed for protection under the Corporate Reorganization Act in Japan, and our revenue from Elpida may decline as a result. For example, as part of any restructuring under this Act, our CDP services revenue may be reduced or even eliminated, and Elpida may either voluntarily or involuntarily reduce or eliminate payments owed to us or shipments of products that include our licensed technology. The use of our technology in their current product shipments generates a license fee for us, and may include a royalty when additional developed technology is incorporated in future Elpida products.  Any adjustment in the amount of CDP services fees, license fees or royalties that Elpida would owe us pursuant to our agreement with them could be reduced or eliminated as a result of the restructuring or changes in their shipments and product development. If any of these were to occur our revenue would decline, and our financial condition and results of operations would be materially and adversely affected. During the three months ended March 31, 2012, we recognized $2.2 million in revenue from Elpida, and as of March 31, 2012 had outstanding accounts receivable in the amount of $0.2 million and backlog in the amount of $15.6 million, of which $6.6 million is to be recognized during 2012 with the balance to be recognized in periods beyond 2012. In addition, this type of loss could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and our sales and development cycle to obtain new customers is long.

Our rapid growth has presented significant challenges to our management and administrative systems and resources, and we may experience difficulties managing our growth, which could adversely affect our business and operating results.*

We will need to continue to grow in all operational areas and to successfully integrate and support our existing and new employees, which may make it difficult to implement our business strategy in the time frame we anticipate, if at all. Our business has grown rapidly, and we expect this growth to continue as we expand our R&D capacity for current and additional CDPs. For example, we had 216 full-time employees as of March 31, 2012 and 107 employees at the end of 2008. The rapid expansion of our business and addition of new personnel has placed a strain on our management, operational systems and facilities and may continue to do so. To effectively manage our operations and growth as well as our obligations as a public company, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to effectively manage the addition of new employees, it may lead to employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination which may divert our financial and management resources. If we are unable to expand our R&D capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully grow our business as planned. Our future operating results will also depend on our management’s ability to:

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

We believe that our royalty-bearing licenses with our customers lay the framework for ongoing royalty revenue from our customers’ products that incorporate technology developed through our CDPs with these customers, and that this revenue stream will increase as revenue from products developed using our platform increases. We are dependent upon our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. Unless we adequately demonstrate the value of our platform to our potential customers we may face resistance to structuring royalty arrangements in the future that are acceptable to us, or our customers may not agree to enter into royalty-bearing licenses with us at all. If we are unable to maintain the royalty-bearing license aspect of our business model, our operating results would suffer and we may not achieve profitability.

Our sales cycles are long, and we commit significant resources to a project before we have any commitment that a potential customer may agree to use our platform or service. One or more failures to enter into a CDP after we have devoted significant resources to a project could adversely affect our business and operating results.*

Our sales efforts require us to educate our potential customers about the benefits of our solutions, which often requires significant time and expense, including a significant amount of our senior management’s time and effort. Our sales cycles to date have typically ranged from 9 to 24 months and may be even longer in the future. Furthermore, we need to target those individuals within a customer’s organization who have overall responsibility for the profitability of their products. These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with these individuals. In addition, our customers’ technology and product pipeline are highly confidential and they may choose to withhold certain information from us during the sales cycle to protect their own proprietary technology. Our ability to implement our HPC platform and methodology is heavily dependent upon the information provided to us by our customers. If our customers reveal the complexities of their specifications after we enter into a CDP with them, that complexity may cause delays unanticipated at the time we entered into the program. During our sales cycles, we incur significant expenses and, in many cases, may begin to build new systems, configure, modify, expand or customize existing systems, develop software and design workflows to meet our customers’ requirements prior to obtaining contractual commitments, without any assurance of resulting revenue. Where a potential customer engagement requires a new dedicated HPC platform, we may invest in new capacity ahead of a customer commitment. Our cycles to build, configure, modify, expand or customize the HPC platform to date have ranged from three to nine months and may be even longer in the future. Investment of time and expense in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and results of operations. Other factors impacting sales and the length of our sales and development cycles include, but are not limited to, the following:

•                  the complexity and cost of our HPC platform and difficulties we may encounter in meeting individual customer specifications and commitments;

•                  our ability to build new systems, configure, modify, expand or customize existing systems, develop software and design workflows to meet our customers’ requirements;

•                  the limited number of customers that are appropriate sales targets for our platform and that are willing to enter into licensing agreements with us;

•                  our customers’ budgetary constraints and internal review procedures that must be completed to begin collaboration with us; and

•                  the cultural transition required for a customer’s internal R&D team to embrace us as a collaborative partner.

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

•                  differing market growth rates and capital requirements for different applications, such as flash memory, DRAM, logic and foundry, and the resulting effect on customers’ spending patterns and on our ability to compete in these market segments;

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

These and other changes could have a material impact on our business. Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, but we also rely heavily on the judgment of our management and advisors to anticipate future market trends. Our customers expect us to stay ahead of the technology curve in their sectors and expect that the technology developed through our CDPs will help them develop new products that keep pace with or push the limits of technological innovation. If we are not able to accurately predict industry changes, or if we are unable to apply our HPC platform to our customers’ needs on a timely basis, our existing solutions will be rendered obsolete and we may lose customers. If we do not keep pace with technology, our existing and potential customers may choose to develop their own solutions internally as an alternative to ours, and we could lose market share to competitors, which could adversely affect our operating results.

The clean-energy industry is in a very early stage of development, and we may not earn significant revenue from our initiatives in this industry for an extended period, if ever.*

The clean energy industry is comprised of several sectors including energy-efficient glass, solar cells, LEDs, advanced batteries and other energy-efficient technologies.  Most sectors of the clean-energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Companies within the clean-energy industry may also be hesitant to enter into CDPs with us given our recent entry into the clean-energy industry. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean-energy industry take an extended period to achieve market acceptance and to garner significant revenue, we may not earn material revenue from our initiatives in this area until such time, if ever. Furthermore, it may be difficult for us to predict which clean-energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean-energy industry, which could adversely affect our operating results.

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

Our success is tied to our customers’ ability to successfully commercialize the products that incorporate technology developed through our CDPs. The markets for our customers’ products are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and increased product capabilities. Competition is based on a variety of factors including price, performance, product quality, software availability, marketing and distribution capability, customer support, name recognition and financial strength. Products incorporating the technology developed through our CDPs may not achieve market success or may become obsolete. We cannot assure you that our customers will dedicate the resources necessary to promote and commercialize products developed through our CDPs, successfully execute their business strategies for such products, be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at high volume. Our customers are not contractually obligated to manufacture, distribute or sell any products incorporating our CDP-developed technology. Our customers may develop internally or in collaboration with others technology that they might utilize instead of technology developed through our CDPs. Any of these factors, as well as more general market or industry issues, could result in a decline in sales of the products incorporating our technology, which would result in a decrease in any associated licensing and royalty revenue or the failure of any licensing and royalty revenue to materialize at all, and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for products developed through our CDPs could also negatively affect such customer’s willingness to work with us on other collaborations and could more generally harm our reputation and business prospects.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts and the possibility of any breaches of confidentiality. We may need access to some of our customers’ proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. Our failure to do so could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers’ needs and demonstrate the value of our technology to the customers. Even if we make significant efforts to isolate each development activity, we may fail to meet the contractual confidentiality commitments as to one or more customers. Moreover, even if we meet these commitments, conflicts between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, and could adversely affect our ability to enter into new CDPs and cause our revenue and operating results to decline.

Our financial obligation to Symyx Technologies, Inc. could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note in the principal amount of $27.3 million to Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. During the three months ended March 31, 2012, the Company paid Symyx $500,000, which included interest in the amount of $386,000 and principal in the amount of $114,000.

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

The semiconductor and clean-energy industries require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to maintain or increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We expect R&D expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base and any associated increase in upfront R&D costs. In addition, the ultimate success of products incorporating our technology will depend in part on significant continued investment in R&D by our customers. We do not know whether we or our customers will have sufficient resources to maintain or increase the level of investment in R&D required to remain competitive. In addition, we cannot assure you that the technologies, products and applications on which we and our customers have focused our R&D expenditures will become commercially successful. If we are required to invest significantly greater resources than anticipated in our R&D efforts without a corresponding increase in revenue, our operating results could be materially and adversely affected.

If we are unable to develop our platform and expertise to support our future growth plans, our business and operating results could be adversely affected.*

We intend to further develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, light emitting diodes (LEDs), flat-panel displays, advanced batteries and other energy-efficient technologies. However, we have limited expertise and experience in certain of these fields, and if we are unable to build new systems, or configure, modify, expand or customize existing systems for these applications and develop our expertise to support these fields our business growth might be limited, and our business and operating results could be adversely affected.

If we lose one or more of our key personnel without obtaining adequate replacements in a timely manner or if we are unable to retain and recruit skilled personnel, our operations could become disrupted and the growth of our business could be delayed or restricted.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. David Lazovsky, our President and Chief Executive Officer, and Dr. Tony Chiang, our Chief Technology Officer. If we lose the services of Mr. Lazovsky or Dr. Chiang, it could slow the execution of our business plan, hinder our development processes and impair our sales efforts, and searching for a replacement could divert our other senior management’s time and increase our operating expenses. In addition, our customers could become concerned about our future operations, which could harm our reputation.

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

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of March 31, 2012, we owned 423 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed through the CDPs. While we continue to file patent applications to seek protection for the further evolution of our HPC platform, patent laws provide only limited protection. We cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP registered or applied for outside of the U.S. that we purchase. Also, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP is set forth in Part I, Item 1: “Business — Intellectual Property” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.

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

We have developed in the past, and may develop in the future, patented technology with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded technology may be subject to restrictions on transfer to foreign entities, and some U.S. government-funded data may be subject to public disclosure under the Freedom of Information Act.

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

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise lawfully gain access to our trade secrets, and thereafter communicate this information to others without maintaining its confidentiality. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Significant litigation over intellectual property in the industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop licensing our developed technology or force us to develop new technology.

Whether or not patents are granted to us, litigation may be necessary to enforce our IP rights, to defend against a claim of infringement of IP rights of others or to determine the validity and scope of the proprietary rights of others. Because infringement is a fact-intensive inquiry, and because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing (or, in some cases, are not published until they issue as patents), we cannot be certain that we do not now, and will not in the future, infringe a third party’s patent rights. We may also become party to claims by our customers to IP rights developed by us in connection with a CDP. If our customers become involved in disputes with third parties over allegations that our customers’ practice of our IP rights infringes the IP rights of such third parties, it may also become necessary for us to become involved in such disputes.

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

We will need to receive timely, accurate and complete information from our customers to accurately report our financial results on a timely basis. Licensing and royalty revenue we may receive in the future may be based on the revenue from the sale of our customers’ products that incorporate technology developed through our CDPs, and we will need to rely on our customers to provide us with complete and accurate information regarding revenue and payments owed to us on a timely basis. If the information that we receive is not accurate, we may not receive the full amount of revenue that we are entitled to under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these parties, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our reporting requirements.

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

Our business strategy requires us to evaluate, integrate and develop elements of our customers’ value chains, including development and manufacturing processes. Our ability to evaluate these effectively may sometimes depend on the cooperation from our customers’ materials suppliers and equipment manufacturers as well as access to their data and tools. If these third parties do not cooperate with us or provide us access to the necessary materials, tools or equipment we may not be able to deliver effective solutions to our customers, which would adversely affect our business and results of operations.

We have to evaluate multiple elements of our customers’ value chains to help them test and develop end products that meet their specifications, including the materials, tools and equipment used by them during the manufacturing process. Our ability to evaluate a customer’s value chain effectively may sometimes depend on cooperation from such customer’s materials suppliers and equipment manufacturers and on access to their data and tools. Our evaluation of the materials and equipment in the value chain must be unbiased to maintain credibility with our customers, and our evaluation sometimes results in recommendations that our customers change materials, tools or equipment. Our recommendations may negatively impact our relationships with materials and tool providers and equipment manufacturers. Tensions in our relationships with these providers and manufacturers may cause these parties to limit or deny our access to their newest materials and equipment, which would in turn limit our ability to complete our development activities with our customers or control the quality of the combinatorial methods applied to their development efforts, which would adversely affect our business and operations.

If we cannot compete successfully in our industry, our results of operations and financial condition would be adversely affected.*

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue. Our current and potential customers may choose to develop their own combinatorial development methods internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor products based on their own or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput solutions for the design of and R&D relating to integrated devices of which we are not aware and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

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

The semiconductor industry has experienced significant challenges as a result of tightening of credit markets, turmoil in the financial markets, and weakened global economy. There may also be sudden changes in our customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for our customers’ IC products by consumers, inventory levels relative to demand, and access to affordable capital. For example, pressures in the DRAM sector have caused financial difficulties for our customer, Elpida. In addition, the semiconductor industry has experienced significant consolidation in the past and may continue to see high levels of consolidation in the future. If any of our customers are acquired, the acquiror may not continue to engage in a CDP with us. Alternatively, our customers may opt to acquire companies or technologies that decrease their need for our services or otherwise divert their R&D resources. As a result of these and other potential changes, the timing and length of any cycles can be difficult to predict. Further, uncertainty about future global economic conditions and any effect on the semiconductor industry could make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be significantly negatively affected.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $4.8 million or 29.2% of our revenue during the three months ended March 31, 2012 and $21.0 million and $26.0 million, or 39.0% and 61.0%, of our revenue for the years ended December 31, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 9.1% of our capital stock as of March 31, 2012, accounted for $3.5 million, or 21.1% of our revenue during the three months ended March 31, 2012 and $15.8 million and $22.1 million, or 29% and 51.8%, of our revenue for years ended December 31, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We have also entered into CDPs with GLOBALFOUNDRIES, whose majority stockholder, Advanced Technology Investment Company, LLC, beneficially owned approximately 3.8% of our capital stock as of March 31, 2012, and SanDisk Corporation and Toshiba Corporation, which collectively hold warrants exercisable for an aggregate of 822,368 shares of our common stock.

We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. In addition, conflicts of interest may arise between us and our related parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including new CDPs with competitors of such related parties, which could have a material adverse effect on our ability to do business.

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

In the future, exchange rate fluctuations could affect our revenue, which could adversely affect our business and operating results.*

Our licensing and royalty revenue is derived from sales of our customers’ products that incorporate technology developed through our CDPs. To the extent that sales for these customer products are denominated in a foreign currency, an increase in the value of the U.S. dollar relative to such foreign currencies could adversely affect our licensing and royalty revenue irrespective of the volume of such products sold, which could adversely affect our business and operating results.

In addition, we derive a significant portion of our revenue from customers in foreign countries. We expect that a significant portion of our total future revenue will continue to be derived from companies based in foreign countries. If the U.S. dollar increases in value relative to the currencies in any of these countries, the cost of our CDPs, which have historically been billed in U.S. dollars, will be more expensive to existing and potential customers in those countries, which could adversely affect our ability to generate new or expand existing CDPs.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2011, we reported U.S. federal NOLs of approximately $26.7 million. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. These fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this Quarterly Report on Form 10-Q, or other factors, some of which are beyond our control, such as:

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

•                  investors’ general perception of us; and

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

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 70.0% of our common stock outstanding as of March 31, 2012. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 17.9%, 17.8% and 12.7% of our common stock outstanding as of March 31, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of March 31, 2012, we had 42,470,181 shares of common stock outstanding.  Of these shares, 32,820,181 shares are currently restricted from transfer as a result of contractual lock-up and/or market standoff agreements entered into in connection with our initial public offering.  The lock-up restrictions are scheduled to terminate on May 15, 2012, subject to extension in certain cases for up to 34 additional days under certain circumstances where we announce or pre-announce earnings or a material event occurs within approximately 17 days prior to, or approximately 16 days after, the termination of the lock-up period. In addition, the underwriters of our initial public offering may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to the lock-up restrictions. Once released, these shares will generally become eligible for sale, subject in some cases to the volume limitations and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares.

In addition, as of March 31, 2012, the holders of 26,492,877 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act, subject to the lock-up restrictions described above. If we register such shares of common stock following the expiration of the lock-up restrictions, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We also registered approximately 14.5 million shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

Section 203 of the Delaware General Corporation Law prohibits, subject to some exceptions, “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On November 17, 2011, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 (File No. 333-175877), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 9,650,000 shares of our common stock with an aggregate offering price of $96.5 million. We issued and sold 5,681,796 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of approximately $56.8 million, before deducting underwriters’ discounts and commissions and offering expenses. Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., sold 3,968,204 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of approximately $39.7 million, before deducting underwriters’ discounts and commissions and estimated offering expenses. The offering did not terminate until after the sale of all of the shares covered by the registration statement. The managing underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Pacific Crest Securities LLC and Needham & Company, LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $7.6 million, our net proceeds from the offering were approximately $49.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note in the principal amount of $27.3 million to Symyx upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. We also agreed to reimburse Symyx for 50% of their underwriting discounts and commissions from the sale of their shares in our initial public offering, which amount was equal to $1.4 million. A portion of the net proceeds of our initial public offering will be used to make payments of scheduled interest and payment of principal on the promissory at any time at or prior to maturity. From November 17, 2011, the date on which the SEC declared effective the registration statement on Form S-1 for our initial public offering, through December 31, 2011, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. Between December 31, 2011 and March 31, 2012, the Company paid Symyx $500,000, which included interest in the amount of $386,000 and principal in the amount of $114,000.  We have invested the remainder of funds received in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

ITEM 6.    EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.				X

10.2†

Research Agreement by and among Guardian Industries Corp. and Intermolecular, Inc. dated as of February 8, 2010 (the “Sol-Gel Agreement”), incorporating Task Order #1 effective as of February 8, 2010, Task Order #1.1 effective as of July 22, 2010, Task Order #2 effective as of October 22, 2010 and Task Order #3 effective as of May 1, 2011, as amended on November 1, 2011. Research Agreement by and among Guardian Industries Corp. and Intermolecular, Inc. dated as of July 15, 2010 (the “Master Agreement”), incorporating Task Order #1 effective as of July 22, 2010 and Task Order #2 effective as of November 30, 2010. Amendment Number One to Sol-Gel Agreement and Master Agreement effective as of January 1, 2012.

X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
(Registrant)

Date: May 8, 2012	By:	/s/ Peter L. Eidelman
Peter L. Eidelman
Chief Financial Officer