Form 10-Q
period 2012-06-30
INTERMOLECULAR INC
filed 2012-08-09
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 1, 2012
Common stock, $0.001 par value	43,207,730

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$79,577	$81,002
Short-term investments	2,201	—
Accounts receivable, net of allowance for doubtful accounts of zero as of June 30, 2012 and December 31, 2011	4,683	10,227
Accounts receivable, due from related parties	1,299	935
Inventory, current portion	1,536	—
Prepaid expenses and other current assets	903	1,763
Total current assets	90,199	93,927
Inventory, net of current portion	2,427	2,532
Property and equipment, net	22,633	25,128
Intangible assets, net	6,135	6,067
Other assets	162	160
Total assets	$121,556	$127,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$1,079
Accrued liabilities	2,764	3,759
Accrued compensation and employee benefits	2,562	2,452
Deferred revenue, current portion	424	1,575
Related party deferred revenue, current portion	5,379	9,593
Note payable, current portion	936	804
Total current liabilities	12,811	19,262
Related party deferred revenue, net of current portion	—	716
Deferred rent, net of current portion	818	1,004
Note payable, net of current portion	26,038	26,514
Other long-term liabilities	125	145
Total liabilities	39,792	47,641
Commitments and contingencies (note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share — 200,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 43,165,294 and 42,218,906 shares issued and outstanding, respectively	43	42
Additional paid-in capital	183,416	180,680
Accumulated deficit	(101,695)	(100,549)
Total stockholders’ equity	81,764	80,173
Total liabilities and stockholders’ equity	$121,556	$127,814

See accompanying notes to condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Collaborative development program and services revenue	$11,160	$8,027	$23,355	$15,820
Product revenue	2,057	682	2,735	1,360
Licensing and royalty revenue	3,296	3,427	6,805	6,644
Total revenue	16,513	12,136	32,895	23,824
Cost of revenue:
Cost of collaborative development program and services revenue	6,557	5,421	13,436	10,533
Cost of product revenue	847	235	1,081	469
Cost of licensing and royalty revenue	70	151	145	321
Total cost of revenue	7,474	5,807	14,662	11,323
Gross profit	9,039	6,329	18,233	12,501
Operating expenses:
Research and development	5,760	4,969	10,828	9,488
Sales and marketing	1,272	1,075	2,512	1,980
General and administrative	2,722	2,126	5,540	3,925
Total operating expenses	9,754	8,170	18,880	15,393

Loss from operations	(715)	(1,841)	(647)	(2,892)
Other income (expense):
Interest (expense) income, net	(250)	6	(499)	10
Other income (expense), net	12	(157)	6	(335)
Total other income (expense), net	(238)	(151)	(493)	(325)
Loss before provision for income taxes	(953)	(1,992)	(1,140)	(3,217)
Income tax provision	7	12	6	13
Net loss	(960)	(2,004)	(1,146)	(3,230)
Accretion on redeemable convertible preferred stock	—	(3,054)	—	(7,095)
Net loss attributable to common stockholders	$(960)	$(5,058)	$(1,146)	$(10,325)
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.89)	$(0.03)	$(1.83)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	42,650,369	5,663,213	42,445,853	5,648,451

Related Party Transactions

The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Collaborative development program and services revenue	$2,751	$2,777	$5,748	$5,584
Product revenue	1,379	4	1,379	4
Licensing and royalty revenue	1,771	2,422	3,564	4,844
Total revenue	$5,901	$5,203	$10,691	$10,432
Cost of Revenue:
Cost of collaborative development program and services revenue	$27	$82	$30	$299
Cost of product revenue	—	11	—	45
Cost of licensing and royalty revenue	—	50	—	220
Total cost of revenue	$27	$143	$30	$564

See accompanying notes to condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,146)	$(3,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,852	3,504
Stock-based compensation	1,754	982
Revaluation of preferred stock warrant liability	—	455
Common stock warrant charge (contra revenue)	—	312
Impairment of long-lived assets	930	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	858	(167)
Inventory	(1,431)	134
Accounts receivable	5,180	(138)
Accounts payable	(274)	(668)
Accrued and other liabilities	(1,062)	1,113
Deferred revenue	(1,151)	(3,414)
Related party deferred revenue	(4,930)	(4,868)
Net cash provided by (used in) operating activities	2,580	(5,985)
Cash flows from investing activities:
Purchase of short-term investments	(2,201)	(750)
Purchase of property and equipment	(1,833)	(6,190)
Capitalized intangible assets	(595)	(342)
Net cash used in investing activities	(4,629)	(7,282)
Cash flows from financing activities:
Payment of long-term debt	(344)	—
Proceeds from exercise of common stock options	968	201
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,882
Net cash provided by financing activities	624	25,083
Net (decrease) increase in cash and cash equivalents	(1,425)	11,816
Cash and cash equivalents at beginning of period	81,002	23,064
Cash and cash equivalents at end of period	$79,577	$34,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$656	$—
Cash paid for income taxes, net of refunds received	$28	$11
Noncash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$7,095

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

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

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months.  Noncurrent inventories consist only of raw materials. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost in the period in which they occur. The Company did not experience any material inventory impairments during the six months ended June 30, 2012 and 2011.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. During the six months ended June 30, 2012, the Company recorded impairment expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development. The Company did not record any impairment expenses during the six months ended June 30, 2011.

Revenue Recognition

The Company derives its revenue from three principal sources: collaborative development programs and other services; product sales; and technology licensing and royalty fees.

Collaborative development programs and other services—The Company enters into collaborative development programs (CDPs) and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

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

Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $13.1 million and $11.3 million as of June 30, 2012 and December 31, 2011, respectively.

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

In 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) and ASU 2009-14 Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-14). ASU 2009-13 and 14 are amendments to the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance, and also:

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2012	2011	2012	2011	2012	2011
Customer A	29%	32%	25%	33%	16%	*
Customer B	*	11%	*	11%	*	*
Customer C	*	*	*	*	—	—
Customer D (1)	14%	20%	14%	20%	*	*
Customer E	*	11%	*	11%	*	*
Customer F	*	*	*	*	17%	*
Customer G	27%	*	30%	*	37%	78%

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted the guidance in 2012 with no significant impact on our consolidated financial statements or related footnotes as comprehensive loss consists of the same components as net loss and therefore the Company does not separately disclose a statement of comprehensive loss.

2. Fair Value of Financial Instruments

The following financial instruments are not measured at fair value on the Company’s Condensed Consolidated Balance Sheet at June 30, 2012, but require disclosure of their fair values: cash, accounts receivable and accounts payable. The estimated fair value of such instruments at June 30, 2012 approximates their carrying value as reported on the Condensed Consolidated Balance Sheet. The Company measures and reports its cash equivalents and short-term investments at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Balance as of June 30, 2012	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$64,448	$64,448	$—	$—
Certificates of deposit	2,201	—	2,201	—
Total assets measured at fair value	$66,649	$64,448	$2,201	$—

	Fair Value Measurements Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$75,660	$75,660	$—	$—
Certificates of deposit	100	100	—	—
Total assets measured at fair value	$75,760	$75,760	$—	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011

Lab equipment and machinery	$36,175	$33,515
Leasehold improvements	2,480	2,086
Computer equipment and software	3,098	3,016
Furniture and fixtures	152	146
Construction in progress	3,946	5,088
Total property and equipment	45,851	43,851
Less accumulated depreciation	(23,218)	(18,723)
Property and equipment, net	$22,633	$25,128

As of June 30, 2012 and December 31, 2011 all tangible property and equipment were pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx Technologies, Inc. (Symyx). Amortization of leasehold improvements is included in depreciation expense.

As discussed in Note 1, Impairment of Long-Lived Assets, the Company recorded impairment related expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development. These impairment expenses are included in accumulated depreciation.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Depreciation expense	$1,856	$1,989	$3,565	$3,494

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery that have a net book value of $6.9 million and $7.0 million as of June 30, 2012 and December 31, 2011, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011

Patents issued	$3,609	$3,562
Patents pending	2,872	2,566
Trademarks	40	38
Total intangible assets	6,521	6,166
Less patent amortization	(386)	(99)
Intangible assets, net	$6,135	$6,067

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

The following table presents amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Amortization expense	$144	$7	$287	$10

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Rent expense	$324	$524	$648	$1,048

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of June 30:

Six month period ending December 31, 2012	$808
The years ending December 31,
2013	1,657
2014	1,707
2015	728
Total	$4,900

During 2012, the Company made payments of $0.8 million related to this operating lease.

Symyx Asset Purchase and Note Payable

In connection with the consummation of the Symyx asset purchase transaction in November 2011, the Company issued Symyx a secured promissory note in a principal amount equal to $27.3 million with a term of 24 months and an interest rate equal to 4%. The note is payable in an amount equal to the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. The note is also pre-payable by the Company at any time without penalty or premium, and is secured by tangible personal property, excluding intellectual property.

The following table presents payments made in connection with the note payable to Symyx (in thousands):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Principal	Interest	Total	Principal	Interest	Total

Symyx payments	$229	$271	$500	$343	$657	$1,000

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Expected term (in years)	5.7	6.0	6.0	6.0
Risk-free interest rate	0.9%	1.8%	1.2%	2.4%
Expected volatility	61%	58%	60%	57%
Expected dividend rate	0%	0%	0%	0%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of revenue	$246	$138	$530	$233
Research and development	221	124	430	191
Sales and marketing	226	172	351	303
General and administrative	234	142	443	255
Total stock-based compensation	$927	$576	$1,754	$982

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	$844	$576	$1,638	$982
Restricted stock awards and restricted stock units (“RSUs”)	83	—	116	—
Total stock-based compensation	$927	$576	$1,754	$982

The following table presents unrecognized compensation expense, net of estimated forfeitures, of the Company’s equity compensation plans as of June 30, 2012, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,243	3.0
RSUs	$1,294	3.7

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Granted	Weighted- Average Grant Date Fair Value	Granted	Weighted- Average Grant Date Fair Value
Stock options	990,679	$4.73	1,249,999	$3.54
RSU	274,070	$6.48	—	$—

The total intrinsic value of stock options exercised for the six months ended June 30, 2012 and 2011 was $4.8 million and $0.8 million, respectively.

Common Stock Warrants

As of June 30, 2012 and December 31, 2011 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 and 78,750 were exercisable as of June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2011, the Company recognized a reduction to revenue in the amount of $312,000 related to the issuance and vesting of a warrant granted to a customer in connection with a collaborative development agreement.

Common Stock

As of June 30, 2012 and December 31, 2011, the Company had reserved shares of common stock for issuance as follows:

	As of June 30,	As of December 31,
	2012	2011

Issuances under equity incentive plan	13,484,062	12,530,593
Issuances upon exercise of warrants	912,368	912,368
	14,396,430	13,442,961

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss attributable to common stockholders	$(960)	$(5,058)	$(1,146)	$(10,325)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	42,650,369	5,663,213	42,445,853	5,648,451
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.89)	$(0.03)	$(1.83)

Antidilutive potential common shares in the form of (1):
Redeemable convertible preferred stock	—	29,230,708	—	29,230,708
Stock options to purchase common stock	8,094,398	8,201,805	8,094,398	8,201,805
Stock awards	266,810	—	266,810	—
Common stock subject to repurchase	7,500	15,000	7,500	15,000
Common and preferred stock warrants	912,368	2,223,360	912,368	2,223,360

(1)         These amounts are excluded from the computation of diluted net loss per share.

8. Income Taxes

Income tax expense for the six months ended June 30, 2012 was $6,000 or 0.53% on a pre-tax loss of $1.1 million. The difference between the Company’s effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of June 30, 2012 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2012, the Company amended the CDP agreement that it had entered into in March 2010 with a related party. Under the agreements, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of June 30, 2012, this shareholder was a beneficial owner of approximately 9.9% of the Company’s common stock. As of June 30, 2012 and December 31, 2011 the Company had accounts receivable in the amount of $0.3 million and $0.5 million, respectively, and had a deferred revenue balance in the amount of $0.4 million and $0.1 million, respectively, related to these agreements. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from these agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Related party revenue	$1,055	$1,325	$2,389	$2,643

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 8.9% of the Company’s common stock as of June 30, 2012. The other party and the Company each have an independent board member that serves on both companies board of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in October 2011. As of June 30, 2012 and December 31, 2011 the Company had accounts receivable in the amount of $1.0 million and $0.5 million, respectively, and had a deferred revenue balance in the amount of $5.0 million and $10.2 million, respectively, related to these agreements. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from these agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Related party revenue	$4,846	$3,878	$8,302	$7,789
Related cost of revenue	$27	$—	$30	$—

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

United States	$12,352	$7,633	$24,400	$14,886
Japan	3,317	3,768	6,882	7,468
APAC other	817	735	1,552	1,470
Europe and Middle East	28	—	62	—
Total	$16,513	$12,136	$32,895	$23,824

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

•                  Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011.

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K (the “2011 Annual Report”)  and subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our 2011 Annual Report and subsequent quarterly filings on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $16.5 million and $32.9 million for the three and six months ended June 30, 2012, respectively, from $12.1 million and $23.8 million for the three and six months ended June 30, 2011. Our net loss decreased to $1.0 million and $1.1 million for three and six months ended June 30, 2012, from a net loss before accretion on redeemable convertible preferred stock of $2.0 million and $3.2 million for the three and six months ended June 30, 2011. Since inception, we have incurred net losses leading to an accumulated deficit of $101.7 million as of June 30, 2012.

In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act (Act) in Japan. This created uncertainty relating to future revenue (including amounts in backlog) from our collaborative development program (CDP) with Elpida, which runs through March 2013. In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors and the Tokyo District Court, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all. As of June 30, 2012 we had $13.4 million in backlog from Elpida, of which $4.4 million is scheduled to be recognized as revenue during the remainder of 2012 with the balance scheduled to be recognized as revenue in periods beyond 2012. Of the $4.4 million in backlog to be recognized as revenue during 2012 that is attributable to Elpida, we received payment in the amount of $2.2 million in July 2012 for CDP services and license fees for the three months ending September 30, 2012.

Strategy

Our mission is to drive our customers’ success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target large, high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass, solar cells, LEDs, displays and energy-efficient technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida, First Solar, GLOBALFOUNDRIES, Guardian Industries, SanDisk, Taiwan Semiconductor Manufacturing Company (TSMC) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic and energy-efficient applications in flat glass coatings and glass based devices, and we have not yet received a material amount of revenue from customers in embedded memory, solar cells, LEDs, displays and other energy-efficient technologies.

Basis of Presentation

How We Generate Revenue

Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers and are structured to result in licensing and royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our high productivity combinatorial (HPC) platform. Our micro-CDPs are smaller, customer-paid programs that require significantly less investment from our team but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring a customer to commit to a multi-year agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP. When technology developed through CDPs is incorporated in our customers’ commercialized products, we generate licensing and royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

•                  CDP and services revenue. CDP revenue may include payments for full time equivalent (FTE) employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements.

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

•                  Cost of CDP and services revenue. Our cost of CDP and services revenue is primarily comprised of salaries and other personnel-related expenses (including stock-based compensation) for our collaborative research and development scientists, engineers and development fab process operations employees. Additionally, our cost of revenue includes costs of wafers, targets, materials, program-related supplies, third-party professional fees and depreciation of equipment used in CDPs.

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

•                  Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue prior to January 1, 2012 included license fees paid to Symyx. As part of our completion of the Symyx asset purchase transaction in November 2011, in connection with our initial public offering, we no longer have an obligation to pay licensing fees to Symyx for any period on or after January 1, 2012. In 2012, our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents and a licensing obligation payable to the Lawrence Berkeley Laboratories.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs (including stock-based compensation) for our sales and marketing employees, as well as payments of commissions to our sales employees, facility costs and professional expenses. Professional expenses consist of external website and marketing communication consulting costs and market research. We expect that our sales and marketing expenses will continue to increase for the foreseeable future as we increase the number of our sales and marketing employees to support the growth in our business and as we incur increasing external marketing communication costs.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company. In addition to these expenses, we expect that our general and administrative expenses will continue to increase for the foreseeable future.

Interest (Expense) Income, net

Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Interest expense primarily consists of interest accrued on our note payable to Symyx Technologies, Inc. (Symyx) in connection with the Symyx asset purchase agreement that closed in November 2011.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2012 as compared to those disclosed in our 2011 Annual Report. For further information on our critical and other significant accounting policies, see our 2011 Annual Report.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)

Revenue:
CDP and services revenue	$11,160	$8,027	$3,133	39%	$23,355	$15,820	$7,535	48%
Product revenue	2,057	682	1,375	202%	2,735	1,360	1,375	101%
Licensing and royalty revenue	3,296	3,427	(131)	-4%	6,805	6,644	161	2%
Total revenue	16,513	12,136	4,377	36%	32,895	23,824	9,071	38%
Cost of revenue	7,474	5,807	1,667	29%	14,662	11,323	3,339	29%
Gross profit	9,039	6,329	2,710	43%	18,233	12,501	5,732	46%
Operating expenses:
Research and development	5,760	4,969	791	16%	10,828	9,488	1,340	14%
Sales and marketing	1,272	1,075	197	18%	2,512	1,980	532	27%
General and administrative	2,722	2,126	596	28%	5,540	3,925	1,615	41%
Total operating expenses	9,754	8,170	1,584	19%	18,880	15,393	3,487	23%

Loss from operations	(715)	(1,841)	1,126		(647)	(2,892)	2,245
Other income (expense):
Interest (expense) income, net	(250)	6	(256)		(499)	10	(509)
Other income (expense), net	12	(157)	169		6	(335)	341
Total other income (expense), net	(238)	(151)	(87)		(493)	(325)	(168)
Loss before provision for income taxes	(953)	(1,992)	1,039		(1,140)	(3,217)	2,077
Income tax provision	7	12	(5)		6	13	(7)
Net loss	$(960)	$(2,004)	$1,044		$(1,146)	$(3,230)	$2,084

Revenue

Our revenue increased by $4.4 million, or 36%, to $16.5 million during the three months ended June 30, 2012 from $12.1 million during the three months ended June 30, 2011 due to increases in CDP and services revenue and product revenue offset by a decrease in licensing and royalty revenue.

Our revenue increased by $9.1 million, or 38%, to $32.9 million during the six months ended June 30, 2012 from $23.8 million during the six months ended June 30, 2011 due to increases in CDP and services revenue, product revenue and to a lesser extent licensing and royalty revenue.

CDP and services revenue increased by $3.1 million, or 39%, to $11.2 million during the three months ended June 30, 2012 from $8.0 million during the three months ended June 30, 2011. This increase was primarily attributable to $3.2 million in revenue derived from the extension and expansion of existing customer engagements, combined with $0.6 million in revenue derived from new customer engagements, partially offset by a $0.6 million decrease in revenue from the scheduled completion of service agreements. Of the growth from the expansion of existing customer engagements, $3.6 million in revenue was derived from two CDPs.

CDP and services revenue increased by $7.5 million, or 48%, to $23.4 million during the six months ended June 30, 2012 from $15.8 million during the six months ended June 30, 2011. This increase was primarily attributable to $7.8 million in revenue derived from the extension and expansion of existing customer engagements, combined with $0.8 million in revenue derived from new customer engagements, partially offset by a $1.1 million decrease in revenue from the scheduled completion of service agreements. Of the growth from the expansion of existing customer engagements, $8.2 million in revenue was derived from two CDPs.

Product revenue increased by $1.4 million, or 202%, to $2.1 million during the three months ended June 30, 2012 from $0.7 million during the three months ended June 30, 2011. This increase was attributable to the shipment of elements of workflow hardware and embedded software.

Product revenue increased by $1.4 million, or 101%, to $2.7 million during the six months ended June 30, 2012 from $1.4 million during the six months ended June 30, 2011. This increase was attributable to the shipment of elements of workflow hardware and embedded software.

Licensing and royalty revenue decreased by $0.1 million, or 4%, to $3.3 million during the three months ended June 30, 2012 from $3.4 million during the three months ended June 30, 2011. This decrease was primarily attributable to a scheduled reduction in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts, which was partially offset by an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts.

Licensing and royalty revenue increased by $0.2 million, or 2%, to $6.8 million during the six months ended June 30, 2012 from $6.6 million during the six months ended June 30, 2011. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts, including a non-recurring increase in the amount of $0.2 million related to the expiration of a customer’s purchase option, partially offset by a scheduled reduction in minimum license fee revenues.

The following table presents revenue by geographic region (based on invoiced locations) during the three and six months ended June 30, 2012 and 2011 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$12,352	75%	$7,633	63%	$24,400	74%	$14,886	63%
Japan	3,317	20%	3,768	31%	6,882	21%	7,468	31%
APAC other	817	5%	735	6%	1,552	5%	1,470	6%
Europe and Middle East	28	0%	—	0%	62	0%	—	0%
Total	$16,513	100%	$12,136	100%	$32,895	100%	$23,824	100%

Cost of Revenue

Cost of revenue increased by $1.7 million, or 29%, to $7.5 million during the three months ended June 30, 2012 from $5.8 million during the three months ended June 30, 2011. This change is directly attributable to increased CDP and services revenue and product revenue recognized from new and ongoing customer engagements, which resulted in a $1.9 million increase in direct labor, materials and other costs associated with these programs, including a $0.3 million asset impairment expense related to retired assets previously supporting a customer CDP program. This increase was partially offset by a decrease in cost of licensing and royalty revenue from the elimination of royalty payments to Symyx in connection with the Symyx asset purchase agreement that closed in November 2011, which eliminated our obligation to pay Symyx a 5% royalty on all HPC-derived revenue. The elimination of the royalty obligation was partially offset by the amortization of Symyx-acquired IP and licensing obligations payable to the Lawrence Berkeley Laboratories that collectively approximated $0.2 million during the three months ended June 30, 2012.

Cost of revenue increased by $3.3 million, or 29%, to $14.7 million during the six months ended June 30, 2012 from $11.3 million during the six months ended June 30, 2011. This change is directly attributable to increased CDP and services revenue and product revenue recognized from new and ongoing customer engagements, which resulted in a $3.7 million increase in direct labor, materials and other costs associated with these programs, including a $0.3 million asset impairment expense related to retired assets previously supporting a customer CDP program. This increase was partially offset by a decrease in cost of licensing and royalty revenue from the elimination of royalty payments to Symyx in connection with the Symyx asset purchase agreement that closed in November 2011, which eliminated our obligation to pay Symyx a 5% royalty on all HPC-derived revenue. The elimination of the royalty obligation was partially offset by the amortization of Symyx-acquired IP and licensing obligations payable to Lawrence Berkeley Laboratories that collectively approximated $0.4 million during the six months ended June 30, 2012.

Cost of revenue as a percentage of revenue decreased from 48% during the three and six months ended June 30, 2011 to 45% during the three and six months ended June 30, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our cost of revenue as a percentage of total revenue to decline.

Research and Development

Research and Development (R&D) expenses increased by $0.8 million, or 16%, to $5.8 million during the three months ended June 30, 2012 from $5.0 million during the three months ended June 30, 2011. The change is primarily attributable to $0.7 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense and $0.6 million in asset impairment expense related to retired assets previously supporting platform prototypes for new application development. These costs are partially offset by a $0.5 million decrease in facility and occupancy-related costs due to the elimination of costs from our prior facility, which ended in October 2011.

R&D expenses increased by $1.3 million, or 14%, to $10.8 million during the six months ended June 30, 2012 from $9.5 million during the six months ended June 30, 2011. The change is primarily attributable to $1.7 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense, $0.2 million in professional fees due to an increase in consulting and contract labor, and $0.6 million in asset impairment expense related to retired assets previously supporting platform prototypes for new application development. These costs were partially offset by a $1.1 million decrease in facility and occupancy-related costs due to the elimination of costs from our prior facility, which ended in October 2011.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 18%, to $1.3 million during the three months ended June 30, 2012 from $1.1 million during the three months ended June 30, 2011. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits.

Sales and marketing expenses increased by $0.5 million, or 27%, to $2.5 million during the six months ended June 30, 2012 from $2.0 million during the six months ended June 30, 2011. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits.

General and Administrative

General and administrative expenses increased by $0.6 million, or 28%, to $2.7 million during the three months ended June 30, 2012 from $2.1 million during the three months ended June 30, 2011. The increase is primarily attributable to $0.5 million in higher professional fees that include legal and accounting services associated with being a public company, and $0.4 million in higher personnel costs as a result of increased headcount. The increase was partially offset due to the elimination of $0.4 million in costs from our prior facility, which ended in October 2011.

General and administrative expenses increased by $1.6 million, or 41%, to $5.5 million during the six months ended June 30, 2012 from $3.9 million during the six months ended June 30, 2011. The increase is primarily attributable to $1.2 million in higher professional fees that include legal and accounting services associated with being a public company, and $0.9 million in higher personnel costs as a result of increased headcount. The increase was partially offset due to the elimination of $0.5 million in costs from our prior facility, which ended in October 2011.

Loss from Operations

Our operating loss decreased by $1.1 million, to an operating loss of $0.7 million during the three months ended June 30, 2012 from an operating loss of $1.8 million during the three months ended June 30, 2011. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $1.6 million to $9.8 million during the three months ended June 30, 2012 from $8.2 million during the three months ended June 30, 2011.

We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Our operating loss decreased by $2.2 million, to an operating loss of $0.7 million during the six months ended June 30, 2012 from an operating loss of $2.9 million during the six months ended June 30, 2011. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $3.5 million to $18.9 million during the six months ended June 30, 2012 from $15.4 million during the six months ended June 30, 2011. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Interest (Expense) Income, net

Interest (expense) income, net decreased by $0.3 million to an expense of $0.3 million during the three months ended June 30, 2012 from income of $6,000 during the three months ended June 30, 2011. The decrease is primarily attributable to interest expense associated with our note payable to Symyx.

Interest (expense) income, net decreased by $0.5 million to an expense of $0.5 million during the six months ended June 30, 2012 from income of $10,000 during the six months ended June 30, 2011. The decrease is primarily attributable to interest expense associated with our note payable to Symyx.

Other Income (Expense), net

Other income (expense), net increased by $0.2 million to an income of $12,000 during the three months ended June 30, 2012 from an expense of $0.2 million during the three months ended June 30, 2011. This change was primarily due to the conversion and subsequent exercise of our outstanding preferred stock warrant liability in connection with our initial public offering in November 2011 and accordingly was no longer outstanding or subject to remeasurement during the three months ended June 30, 2012.

Other income (expense), net increased by $0.3 million to an income of $6,000 during the six months ended June 30, 2012 from an expense of $0.3 million during the six months ended June 30, 2011. This change was primarily due to the conversion and subsequent exercise of our outstanding preferred stock warrant liability in connection with our initial public offering in November 2011 and accordingly was no longer outstanding or subject to remeasurement during the six months ended June 30, 2012.

Income Tax Provision

Provision for income taxes for the three and six months ended June 30, 2012 and 2011 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $1.0 million, to a net loss of $1.0 million during the three months ended June 30, 2012 from a net loss of $2.0 million during the three months ended June 30, 2011. The difference between loss from operations and net loss during the three months ended June 30, 2012 was primarily related to interest expense associated with our note payable to Symyx.

Our net loss decreased by $2.1 million, to a net loss of $1.1 million during the six months ended June 30, 2012 from a net loss of $3.2 million during the six months ended June 30, 2011. The difference between loss from operations and net loss during the three months ended June 30, 2012 was primarily related to interest expense associated with our note payable to Symyx.

Liquidity and Capital Resources

Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of June 30, 2012, we had $81.8 million of cash, cash equivalents and short-term investments, $77.4 million of net working capital, and debt outstanding of $27.0 million.

To date, we have incurred significant losses. During the six months ended June 30, 2012 and 2011, we incurred net losses of $1.1 million and $3.2 million, respectively. As of June 30, 2012, our accumulated deficit was $101.7 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.

In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan. This created uncertainty relating to future revenue (including amounts in backlog) from our CDP with Elpida, which runs through March 2013. In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors and the Tokyo District Court, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all. During the six months ended June 30, 2012 we recognized $4.5 million in revenue from Elpida and as of June 30, 2012 had outstanding accounts receivable in the amount of $0.2 million and backlog in the amount of $13.4 million, of which $4.4 million is scheduled to be recognized as revenue during 2012 with the balance scheduled to be recognized as revenue in periods beyond 2012. Of the $4.4 million in backlog to be recognized as revenue during 2012 that is attributable to Elpida, we received payment in the amount of $2.2 million in July 2012 for CDP services and license fees for the three months ending September 30, 2012.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2012	2011

Net cash provided by (used in) operating activities	$2,580	$(5,985)
Net cash used in investing activities	$(4,629)	$(7,282)
Net cash provided by financing activities	$624	$25,083

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the six months ended June 30, 2012, and experienced negative cash flows from operating activities during the six months ended June 30, 2011.

Net cash provided by operating activities during the six months ended June 30, 2012 of $2.6 million reflects a net loss of $1.1 million and non-cash charges of $3.9 million for depreciation and amortization, $1.8 million in stock-based compensation, and $0.9 million related to impairment of long-lived assets. The net decrease in our operating assets and liabilities of $2.8 million was primarily the result of $1.4 million in inventory related to a workflow hardware build and the shipment to a customer of elements of workflow hardware and embedded software, a $1.3 million decrease in accounts payable and accrued liabilities and a $6.1 million decline in deferred revenue related to the earn out of customer prepayments. This decline was partially offset by increased cash collections resulting in a net decrease in accounts receivable of $5.2 million and utilization of prepaid and other assets of $0.9 million.

As of June 30, 2012 we had $5.8 million in deferred revenue for which we have already received payment, of which $4.9 million will be recognized as revenue during 2012 and $0.9 million will be recognized as revenue during 2013.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments, capital expenditures to purchase property and equipment and our investments in intangible assets relating to our patents and trademarks. In the future, we expect we will continue to make significant capital expenditures to support our expanding operations and incur costs to protect our investment in our developed technology and IP.

During the six months ended June 30, 2012, cash used in investing activities was $4.6 million as a result of the purchase of $2.2 million in certificates of deposit classified as short-term investments, $1.8 million in capital expenditures and $0.6 million in capitalized patent and trademark costs. The decline in capital expenditures compared to the prior year is primarily attributable to the completion of our clean room facility build-out as we completed our move to our new office location during 2011. During the first six months of 2011 we also had significant investment in equipment and facilities to support the expansion of our new facility and new and expanding CDP programs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the six months ended June 30, 2012, cash provided by financing activities was related to the issuance of common stock as a result of employee option exercises in the amount of $1.0 million, offset by a principal payment related to our note payable to Symyx in the amount of $0.3 million. The decrease in financing cash flows year over year is primarily due to the $24.9 million Series E redeemable convertible preferred stock financing that occurred during the six months ended June 30, 2011.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating lease obligations	$4,900	$808	$4,092	$—	$—
Note payable	26,974	460	26,514	—	—
Contractual interest payments on note payable	1,476	540	936	—	—
Purchase obligations(1)	2,494	2,494	—	—	—
Total	$35,844	$4,302	$31,542	$—	$—

(1)                                 Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2012, we made regular lease payments of $0.8 million under this operating lease agreement.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the consummation of our initial public offering, we issued a promissory note payable to Symyx. The note has a remaining principal amount equal to $27.0 million and a remaining term of approximately 17 months and an interest rate of 4% and is payable in amounts equal to the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity on November 23, 2013, if applicable.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of June 30, 2012 total $81.8 million, consisting of $79.6 million in cash and money market funds with maturities of less than three months from the date of purchase and $2.2 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the completion of our initial public offering, we issued a promissory note payable to Symyx. The note has an initial principal amount equal to $27.3 million and an initial term of 24 months at a fixed interest rate of 4% and is payable in amounts equal to the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. As of June 30, 2012, $27.0 million in principal remained outstanding on the note payable to Symyx. The interest rate on our debt is fixed; however, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

Foreign Currency Exchange Risk

As we expand internationally, our consolidated results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with an insignificant portion of expenses incurred in our wholly-owned subsidiaries in Hong Kong and Japan and our wholly-owned branch in Taiwan in their local currencies. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may become involved in other legal proceedings and claims arising in the ordinary course of our business, including but not limited to legal proceedings and claims brought by employees or former employees relating to working conditions or other issues. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A.    RISK FACTORS

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 16, 2012 (the “2011 Annual Report”) and our Quarterly Report on Form 10-Q for the first quarter of 2012. You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10Q for the first quarter of 2012.

Risks Related to Our Financial Condition and Business

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.

We were incorporated in June 2004 and do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue. As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never be profitable. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that incorporate technology developed through our collaborative development programs (CDPs), we will have expended a significant amount of time and resources without obtaining the benefits we anticipated, and our financial condition and results of operations would be materially and adversely affected.

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance and may result in volatility in the market price of our common stock if we fail to meet the expectations of public market analysts and investors in these periods.*

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•                  our dependence on a limited number of customers;

•                  our ability to manage our growth, including an increasing number of employees, customers and CDPs;

•                  the length of our sales and development cycles, and our ability to generate material revenue after we have devoted significant resources to developing a project;

•                  our ability to evolve existing products, anticipate trends in technology development and introduce new developments in a timely manner in the rapidly changing semiconductor and clean energy industries;

•                  our customers’ ability to manufacture, market and sell products that incorporate technology developed through the CDPs;

•                  the financial stability of any of our customers (including but not limited to the impact of our customer Elpida’s filing for protection under the Corporate Reorganization Act in Japan in February 2012);

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

•            non-cash impairment expenses related to inventory and long-lived assets;

•            our ability to maintain existing commercial terms or enter into new licensing arrangements with our customers once they begin to sell their end products;

•                  our ability to make the substantial research and development (R&D) investments required to stay competitive in our business;

•                  our ability to develop our high productivity combinatorial (HPC) platform and expertise to support our future growth plans in adjacent vertical markets such as clean energy markets;

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

•                  the emerging and uncertain nature of the clean energy industry;

•                  potential warranty claims, product recalls and product liability for our HPC tools and for our customers’ products that incorporate technology developed through our CDPs;

•                  global or regional economic, political and social conditions; and

•                  business interruptions such as earthquakes and other natural disasters.

Due to these factors and other risks discussed in this section, you should not rely on quarter-to-quarter comparisons to predict our future performance. Our revenue mix may also vary from quarter to quarter as we enter into new CDPs and related customer arrangements, existing CDPs are completed, extended or expanded and licensing and royalty arrangements take effect. Unfavorable changes in any of these factors may adversely affect our business and operating results. Additionally, our common stock could be subject to significant price volatility should our actual or projected revenue or earnings either fail to meet, or exceed, the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of those companies.

We have incurred operating losses since our inception and may not be able to achieve or maintain profitability.*

We have generated net losses each year since our inception, including $1.1. million for the six months ended June 30, 2012 and $30.0 million, $1.8 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our accumulated deficit as of June 30, 2012 was $101.7 million. We will need to significantly increase revenue to achieve profitability and we may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all.

Our ability to achieve our objectives and achieve or maintain the profitability of our business will depend, in large part, on potential customers accepting our HPC platform and methodology as effective tools in the development of new products; and on our success in helping our customers develop products that are successful in the marketplace. Historically, semiconductor companies have conducted R&D activities internally using traditional research methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify collaborating with us on their basic R&D programs. We must also convince potential customers in the clean energy industry that our HPC platform and approach are useful tools in an emerging industry. We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. In addition, our profitability and success are dependent, in part, upon the receipt of royalties on the sale of products by our key customers, and we cannot control the timing of such products’ introduction or their success or failure in the marketplace. Our ability to achieve profitability also depends upon many other factors, including many that are beyond our control. These factors include, without limitation:

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

•                  our ability to develop our technology for and secure customers in the clean energy industry; and

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

We depend on a limited number of customers, and a loss of any of them would adversely affect our business and operating results.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Due to the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, our revenue is and may continue to be concentrated among and reliant upon key high-volume customers. For example, our three largest customers during the six months ended June 30, 2012, all of which are in the semiconductor industry, accounted for 69% of our revenue, and our two largest customers for the years ended December 31, 2011 and 2010, both of which are in the semiconductor industry, accounted for 47% and 72% of our revenue, respectively. Our largest customer accounted for 29% and 52% of our revenue in each of these periods, respectively. The loss of any of these customers or a decrease in the manufacturing or sales volumes of their products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition or results of operations, and we may not be able to replace the business from these customers.

In particular, Elpida filed for protection under the Corporate Reorganization Act in Japan in February 2012, and our future revenue from Elpida under our CDP (including amounts reflected in backlog) is uncertain and may be reduced or even eliminated .  In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors and the Tokyo District Court, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all.

The use of our technology in their current product shipments generates a license fee for us, and may include a royalty when additional developed technology is incorporated in future Elpida products. Any adjustment in the amount of CDP services fees, license fees or royalties that Elpida might owe us pursuant to our agreement with them could be reduced or eliminated as a result of the restructuring or changes in their shipments and product development. If any of these were to occur our revenue would decline, and our financial condition and results of operations would be materially and adversely affected.  As of June 30, 2012 we had $13.4 million in backlog from Elpida, of which $4.4 million is scheduled to be recognized as revenue during the remainder of 2012, with the balance scheduled to be recognized as revenue in periods beyond 2012. Of the $4.4 million in 2012 backlog, we received payment in the amount of $2.2 million in July 2012. Failure to convert all or part of this backlog to revenue could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and our sales and development cycle to obtain new customers is long.

Our future growth may present challenges to our management and administrative systems and resources, which could adversely affect our business and operating results.*

We will need to continue to grow in all operational areas and to successfully integrate our new employees.  In particular, we expect continued growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, operational systems and facilities, which may make it difficult to implement our business strategy.  The addition of new employees may increase the likelihood of employee claims against us. To effectively manage our operations and growth as well as our obligations as a public company, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to expand our R&D capacity and implement improvements to our control systems efficiently and quickly, or if we encounter deficiencies in existing systems and controls, then we will not be able to successfully grow our business as planned. Our future operating results will also depend on our management’s ability to:

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

The semiconductor industry is rapidly changing and if we are unable to evolve existing products in a timely manner, anticipate trends in technology development and introduce new technologies, it could adversely affect our business and operating results.*

We must continually devote significant engineering resources to keep up with the rapidly evolving technologies, materials and equipment used in semiconductor design and manufacturing processes. These innovations are inherently complex and require long development cycles. The semiconductor industry is subject to a number of evolving trends, including:

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

The clean energy industry is in a very early stage of development, and we may not earn significant revenue from our initiatives in this industry for an extended period, if ever.*

The clean energy industry is comprised of several sectors including energy-efficient glass, solar cells, LEDs, advanced batteries and other energy-efficient technologies.  Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Companies within the clean energy industry may also be hesitant to enter into CDPs with us given our limited experience in the clean energy industry. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance and to garner significant revenue, we may not earn material revenue from our initiatives in this area until such time, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean energy industry, which could adversely affect our operating results.

If a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and intellectual property, we may not earn licensing and royalty revenue sufficient to recover the upfront costs and cash we invested in the CDP, which could adversely affect our results of operations.

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

A decline in sales and/or profitability in the end markets for products incorporating technology developed through our CDPs could adversely affect our business and results of operations.*

Our success is tied to our customers’ ability to successfully commercialize the products that incorporate technology developed through our CDPs. The markets for our customers’ products are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and increased product capabilities. Competition is based on a variety of factors including price, performance, product quality, software availability, marketing and distribution capability, customer support, name recognition and financial strength. Products incorporating the technology developed through our CDPs may not achieve market success or may become obsolete. We cannot assure you that our customers will dedicate the resources necessary to promote and commercialize products developed through our CDPs, successfully execute their business strategies for such products, be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at high volume. Our customers are not contractually obligated to manufacture, distribute or sell any products incorporating our CDP-developed technology. Our customers may develop internally or in collaboration with others technology that they might utilize instead of technology developed through our CDPs. Any of these factors, as well as more general market or industry issues, could result in a decline in sales of the products incorporating our technology, which would result in a decrease in any associated licensing and royalty revenue or the failure of any licensing and royalty revenue to materialize at all, and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for products developed through our CDPs could also negatively affect such customer’s willingness to work with us on other collaborations and could more generally harm our reputation and business prospects.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of multiple customers. Failure to adequately protect against potential conflicts of interest and breaches of confidentiality would harm our reputation and our relationships with our customers, and our business prospects and operating results would be adversely affected. Moreover, some potential customers may hesitate to grant us access to their proprietary information, which could impair our ability to provide value for such customers.*

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts and the possibility of any breaches of confidentiality. We may need access to some of our customers’ proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. Our failure to address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers’ needs and demonstrate the value of our technology to the customers. Even if we make significant efforts to isolate each development activity, we may fail to meet the contractual confidentiality commitments as to one or more customers. Moreover, even if we meet these commitments, conflicts between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, adversely affect our ability to enter into new CDPs and cause our revenue and operating results to decline.

Our financial obligation to Symyx Technologies, Inc. could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.*

In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under a then-existing license agreement with Symyx, we issued a promissory note in the principal amount of $27.3 million to Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. During the six months ended June 30, 2012, the Company paid Symyx $1,000,000, which included interest in the amount of $656,000 and principal in the amount of $344,000 .

Our obligations under the promissory note require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal of the promissory note at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the promissory note and the security interests granted in favor of Symyx may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.

We may be unable to make the substantial R&D investments required to remain competitive in our business.*

The semiconductor and clean energy industries require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We expect R&D expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base and any associated increase in upfront R&D costs. In addition, the ultimate success of products incorporating our technology will depend in part on significant continued investment in R&D by our customers. We do not know whether we or our customers will have sufficient resources to maintain or increase the level of investment in R&D required to remain competitive. In addition, we cannot assure you that the technologies, products and applications on which we and our customers have focused our R&D expenditures will become commercially successful. If we are required to invest significantly greater resources than anticipated in our R&D efforts without a corresponding increase in revenue, our operating results could be materially and adversely affected.

If we are unable to develop our platform and expertise to support our future growth plans, our business and operating results could be adversely affected.

We intend to further develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, light emitting diodes (LEDs), flat-panel displays, advanced batteries and other energy-efficient technologies. However, we have limited expertise and experience in certain of these fields, and if we are unable to build new systems, or configure, modify, expand or customize existing systems for these applications and develop our expertise to support these fields, our business growth might be limited, and our business and operating results could be adversely affected.

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

Our future success and competitiveness depends on our ability to retain and motivate our unique team of highly skilled scientists and engineers, who have expertise across various disciplines, fields and technologies, including engineering, materials science, process development and integration, equipment, device process technologies and device integration. In addition, as we grow, we will have to continue to retain, attract and motivate qualified and talented personnel, including our scientists and engineers, management, sales and marketing and legal and finance personnel. Because our CDPs are customer-specific and project-specific and last for a significant period of time, the loss of key scientists or engineers or other personnel could have an adverse effect on a particular development program and on our ability to deliver results to a customer in a timely manner or at all. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. Competition for personnel is intense in the semiconductor and clean energy industries.

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

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of June 30, 2012, we owned 453 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed through the CDPs. While we have been filing patent applications to seek protection for the further evolution of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we have maintained in the previous year due to the expense and resource-intensiveness of the patenting process.  We cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP registered or applied for outside of the U.S. that we purchase. Also, patent protection in foreign countries may be limited or unavailable where we need this type of protection.

A more detailed description of how we protect our IP is set forth in Part I, Item 1: “Business — Intellectual Property” included in our Annual Report on Form 10-K.

The patent positions of technology companies, including ours, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our HPC platform and further advancements of our HPC platform as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged (both before and after any such patents issue) and may be narrowed in scope or extinguished as a result of these challenges. Additional uncertainty may result from the recent passage of patent reform legislation by the United States Congress, legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. For these reasons, among others, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing similar or superior products. In that case, our revenue and operating results could decline.

Our strategy includes obtaining patent protection for technology developed in collaboration with our customers. A portion of our revenue from our customers derives from the licenses granted to our customers under these patents. In certain instances our ability to obtain patent protection may require customer approval.  If the customer does not provide its approval, we cannot proceed with patent protection and the technology will be subject to trade secret protection only.   If we are unable to obtain patent protection, we would not be able to enforce patent rights to the technologies in question. .

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

We may need additional capital in the future to finance our business.*

Our future capital requirements may be substantial, particularly as we continue to develop our business and expand our collaborative development efforts. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities, combined with the net proceeds from our initial public offering, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures.

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

If we cannot compete successfully in our industry, our results of operations and financial condition would be adversely affected.*

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own combinatorial development methods internally, particularly if we are slow in deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor products based on their own or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput solutions for the design of and R&D relating to integrated devices of which we are not aware and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

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

The semiconductor industry has experienced significant challenges as a result of tightening of credit markets, turmoil in the financial markets, and weakened global economy. There may also be sudden changes in our customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for our customers’ integrated circuit products by consumers, inventory levels relative to demand, and access to affordable capital. For example, pressures in the DRAM sector have caused financial difficulties for our customer, Elpida. In addition, the semiconductor industry has experienced significant consolidation in the past and may continue to see high levels of consolidation in the future. If any of our customers are acquired, the acquiror may not continue to engage in a CDP with us. Alternatively, our customers may opt to acquire companies or technologies that decrease their need for our services or otherwise divert their R&D resources. As a result of these and other potential changes, the timing and length of any cycles can be difficult to predict. Further, uncertainty about future global economic conditions and any effect on the semiconductor industry could make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be significantly negatively affected.

The solar industry is experiencing significant economic challenges.*

The solar industry is experiencing a challenging environment, reflected in intense pricing competition due to production capacity significantly exceeding demand, bankruptcies of several solar companies, many solar companies with little or no operating income, and announcements of manufacturing shut-downs or slow-downs. The demand for solar products is also influenced by macroeconomic factors such as the global economic conditions, including the ongoing debt crisis in Europe.  A global economic downturn that affects the availability of financing can slow enterprise solar projects; it can also affect individual customers, who may be reluctant to assume high up-front costs but will have more difficulty getting access to capital to cover those costs. Any negative market and industry trends could materially and adversely affect our existing and potential customers in the solar segment and ultimately have a negative impact on our clean energy business.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $10.7 million (32.5%) of our revenue during the six months ended June 30, 2012 and $21.0 million (39.0%) and $26.0 million (61.0%) of our revenue for the years ended December 31, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 8.9% of our capital stock as of June 30, 2012, accounted for $8.3 million (25.2%) of our revenue during the six months ended June 30, 2012 and $15.8 (29.0%) million and $22.1 million (51.8%) of our revenue for years ended December 31, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from unrelated third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. In addition, conflicts of interest may arise between us and our related parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including new CDPs with competitors of such related parties, which could have a material adverse effect on our ability to do business.

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

We have made and may in the future make strategic investments or acquisitions where there is an opportunity to expand the potential applications and reach of our HPC platform. Exploring and implementing any investments or acquisitions may place strain upon our ability to manage our future growth and may divert management attention from our core development and licensing business. There are also other risks associated with this strategy. We cannot assure you that we will be able to make investments or acquire businesses on satisfactory terms, that any business acquired by us or in which we invest will be integrated successfully into our operations or be able to operate profitably, or that we will be able to realize any expected synergies or benefits from such investments or acquisitions. Our relative inexperience in effecting such transactions heightens these risks. In addition, to finance any acquisitions or investments, we may utilize our existing funds, or might need to raise additional funds through public or private equity or debt financings. Prolonged tightening of the financial markets may impact our ability to obtain financing to fund future acquisitions and we could find it necessary to obtain financing on less than favorable terms. Additionally, equity financings may result in dilution to our stockholders. We cannot predict the number, timing or size of investments or acquisitions, or the effect that any such transactions might have on our operating results.

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

If we experience material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

As a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ending December 31, 2012. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

We are in the midst of the costly and challenging process of hiring personnel and compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We cannot assure you that there will not be material weaknesses and significant deficiencies in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to issue an adverse opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Despite the testing and implementation activities we have already completed with respect to compliance with Section 404 of the Sarbanes Oxley Act, we cannot assure you that we will be able to implement and maintain an effective internal control over financial reporting in the future. Any failure to maintain such controls could severely inhibit our ability to accurately report our financial condition or results of operations, which could have a material adverse impact on our business.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 71.3% of our common stock outstanding as of June 30, 2012. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 17.6%, 17.5% and 9.9%, respectively, of our common stock outstanding as of June 30, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of June 30, 2012, we had  43,165,294  shares of common stock outstanding.  All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares.

In addition, as of June 30, 2012, the holders of 25,266,628 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We also registered approximately 16.6  million shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On November 17, 2011, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 (File No. 333-175877), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 9,650,000 shares of our common stock with an aggregate offering price of $96.5 million. We issued and sold 5,681,796 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of approximately $56.8 million, before deducting underwriters’ discounts and commissions and offering expenses. Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., sold 3,968,204 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of approximately $39.7 million, before deducting underwriters’ discounts and commissions and estimated offering expenses. The offering did not terminate until after the sale of all of the shares covered by the registration statement. The managing underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Pacific Crest Securities LLC and Needham & Company, LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $7.6 million, our net proceeds from the offering were approximately $49.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for cash compensation and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note in the principal amount of $27.3 million to Symyx upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. We also agreed to reimburse Symyx for 50% of their underwriting discounts and commissions from the sale of their shares in our initial public offering, which amount was equal to $1.4 million. A portion of the net proceeds of our initial public offering will be used to make payments of scheduled interest and payment of principal on the promissory at any time at or prior to maturity. From November 17, 2011, the date on which the SEC declared effective the registration statement on Form S-1 for our initial public offering, through June 30, 2012, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. We also paid Symyx $1,000,000, which included interest in the amount of $656,000 and principal in the amount of $344,000.  We have invested the remainder of funds received in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

ITEM 6.     EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011 (1)	S-1/A	9/9/2011	2.1

3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	3/16/2012	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	3/16/2012	3.2
4.1	Specimen Common Stock Certificate	S-1/A	11/7/2011	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008	S-1	7/29/2011	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010	S-1/A	10/26/2011	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011	S-1	7/29/2011	10.1
4.5	Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011	10-K	3/16/2012	4.5

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

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

INTERMOLECULAR, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ Peter L. Eidelman
Peter L. Eidelman
Chief Financial Officer