Form 10-Q
period 2012-09-30
INTERMOLECULAR INC
filed 2012-11-08
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of October 31, 2012
Common stock, $0.001 par value	43,667,052

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$78,715	$81,002
Short-term investments	1,701	—
Accounts receivable, net of allowance for doubtful accounts of zero as of September 30, 2012 and December 31, 2011	4,789	10,227
Accounts receivable, due from related parties	803	935
Inventory, current portion	1,561	—
Prepaid expenses and other current assets	858	1,763
Total current assets	88,427	93,927
Inventory, net of current portion	3,004	2,532
Property and equipment, net	23,131	25,128
Intangible assets, net	6,214	6,067
Other assets	162	160
Total assets	$120,938	$127,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185	$1,079
Accrued liabilities	2,981	3,759
Accrued compensation and employee benefits	2,853	2,452
Deferred revenue	262	1,575
Related party deferred revenue, current portion	2,664	9,593
Note payable, current portion	945	804
Total current liabilities	10,890	19,262
Related party deferred revenue, net of current portion	—	716
Deferred rent, net of current portion	721	1,004
Note payable, net of current portion	25,800	26,514
Other long-term liabilities	168	145
Total liabilities	37,579	47,641

Commitments and contingencies (note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share — 200,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 43,581,185 and 42,218,906 shares issued and outstanding, respectively	44	42
Additional paid-in capital	185,122	180,680
Accumulated deficit	(101,807)	(100,549)
Total stockholders’ equity	83,359	80,173
Total liabilities and stockholders’ equity	$120,938	$127,814

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Collaborative development program and services revenue	$12,481	$10,349	$35,836	$26,169
Product revenue	760	678	3,495	2,038
Licensing and royalty revenue	3,248	3,847	10,053	10,491
Total revenue	16,489	14,874	49,384	38,698
Cost of revenue:
Cost of collaborative development program and services revenue	6,595	6,216	20,031	16,749
Cost of product revenue	554	241	1,635	710
Cost of licensing and royalty revenue	55	219	200	540
Total cost of revenue	7,204	6,676	21,866	17,999
Gross profit	9,285	8,198	27,518	20,699
Operating expenses:
Research and development	5,174	5,113	16,002	14,601
Sales and marketing	1,322	1,249	3,834	3,229
General and administrative	2,650	2,231	8,190	6,156
Total operating expenses	9,146	8,593	28,026	23,986

Income (loss) from operations	139	(395)	(508)	(3,287)
Other income (expense):
Interest (expense) income, net	(255)	6	(754)	16
Other income (expense), net	10	(839)	16	(1,174)
Total other income (expense), net	(245)	(833)	(738)	(1,158)

Loss before provision for income taxes	(106)	(1,228)	(1,246)	(4,445)
Income tax provision	6	6	12	19
Net loss	(112)	(1,234)	(1,258)	(4,464)
Accretion on redeemable convertible preferred stock	—	(1,565)	—	(8,660)
Net loss attributable to common stockholders	$(112)	$(2,799)	$(1,258)	$(13,124)
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.49)	$(0.03)	$(2.30)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	43,278,588	5,750,979	42,725,466	5,716,511

Related Party Transactions

The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Collaborative development program and services revenue	$3,529	$2,715	$9,277	$8,299
Product revenue	760	6	2,139	10
Licensing and royalty revenue	1,768	2,422	5,332	7,266
Total revenue	$6,057	$5,143	$16,748	$15,575

Cost of Revenue:
Cost of collaborative development program and services revenue	$10	$525	$40	$824
Cost of product revenue	—	57	—	102
Cost of licensing and royalty revenue	—	307	—	527
Total cost of revenue	$10	$889	$40	$1,453

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,258)	$(4,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,865	5,239
Stock-based compensation	2,687	1,803
Revaluation of preferred stock warrant liability	—	694
Revaluation of derivative liability	—	609
Common stock warrant charge (contra revenue)	—	312
Impairment of long-lived assets	949	—
Loss on disposal of property and equipment	—	65
Changes in operating assets and liabilities:
Prepaid expenses and other assets	912	(4,682)
Inventory	(1,233)	36
Accounts receivable	5,526	(3,024)
Accounts payable	(364)	(468)
Accrued and other liabilities	(580)	5,393
Deferred revenue	(1,313)	(4,257)
Related party deferred revenue	(8,401)	(7,555)
Net cash provided by (used in) operating activities	2,790	(10,299)
Cash flows from investing activities:
Purchase of short-term investments	(2,201)	(750)
Redemption of short-term investments	500	—
Purchase of property and equipment	(3,760)	(8,026)
Capitalized intangible assets	(776)	(472)
Net cash used in investing activities	(6,237)	(9,248)
Cash flows from financing activities:
Payment of long-term debt	(573)	—
Proceeds from exercise of common stock options	1,733	362
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	24,882
Net cash provided by financing activities	1,160	25,244
Net (decrease) increase in cash and cash equivalents	(2,287)	5,697
Cash and cash equivalents at beginning of period	81,002	23,064
Cash and cash equivalents at end of period	$78,715	$28,761

Supplemental disclosure of cash flow information:
Cash paid for interest	$927	$—
Cash paid for income taxes, net of refunds received	$42	$20
Noncash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$8,660
Contract intangible obtained under a derivative liability	$—	$2,842

See accompanying notes to unaudited condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements as of the year then ended.

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

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months.  Noncurrent inventories consist of raw materials in the amount of $2.2 million and $2.5 million as of September 30, 2012 and December 31, 2011, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.8 million as of September 30, 2012. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not experience any material inventory impairments during the nine months ended September 30, 2012 and 2011.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. During the nine months ended September 30, 2012, the Company recorded impairment expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development. The Company did not record any impairment expenses during the nine months ended September 30, 2011.

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

The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the three months ended September 30, 2012 and 2011 was $2.3 million and $1.6 million, respectively, and during the nine months ended September 30, 2012 and 2011 was $7.3 million and $3.8 million, respectively.

Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $10.8 million and $11.3 million as of September 30, 2012 and December 31, 2011, respectively.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2012	2011	2012	2011	2012	2011

Customer A	30%	26%	27%	30%	*	*
Customer B	*	*	*	10%	*	*
Customer C	—	*	*	*	—	—
Customer D (1)	14%	17%	14%	19%	*	*
Customer E	*	*	*	10%	*	*
Customer F	*	*	*	*	19%	*
Customer G	27%	24%	29%	13%	40%	78%
Customer H	*	—	*	—	14%	—

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

Share-Based Compensation

The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. Stock-based compensation is recorded at fair value as of the grant date, determined using the Black-Scholes option-pricing model, and recognized as an expense over the employee’s requisite service period (generally the vesting period), which the Company has elected to amortize on a straight-line basis.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted the guidance in 2012 with no significant impact on our consolidated financial statements or related footnotes, as comprehensive loss consists of the same components as net loss and therefore the Company does not separately disclose a statement of comprehensive loss.

2. Fair Value of Financial Instruments

The following financial instruments are not measured at fair value on the Company’s Condensed Consolidated Balance Sheet at September 30, 2012, but require disclosure of their fair values: cash, accounts receivable and accounts payable. The estimated fair value of such instruments at September 30, 2012 approximates their carrying value as reported on the Condensed Consolidated Balance Sheet. The Company measures and reports its cash equivalents and short-term investments at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Balance as of September 30, 2012	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$74,018	$74,018	$—	$—
Certificates of deposit	1,701	—	1,701	—
Total assets measured at fair value	$75,719	$74,018	$1,701	$—

	Fair Value Measurements Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets For Identical Instruments (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)

Assets:
Money market funds	$75,660	$75,660	$—	$—
Certificates of deposit	100	100	—	—
Total assets measured at fair value	$75,760	$75,760	$—	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2012	December 31, 2011

Lab equipment and machinery	$37,204	$33,515
Leasehold improvements	2,573	2,086
Computer equipment and software	3,397	3,016
Furniture and fixtures	160	146
Construction in progress	4,902	5,088
Total property and equipment	48,236	43,851
Less accumulated depreciation	(25,105)	(18,723)
Property and equipment, net	$23,131	$25,128

As of September 30, 2012 and December 31, 2011 all tangible property and equipment were pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx Technologies, Inc. (Symyx). Amortization of leasehold improvements is included in depreciation expense.

As discussed in Note 1, Impairment of Long-Lived Assets, during the nine months ended September 30, 2012, the Company recorded impairment-related expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development. These impairment expenses are included in accumulated depreciation.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Depreciation expense	$1,868	$1,728	$5,433	$5,222

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of $6.2 million and $7.0 million as of September 30, 2012 and December 31, 2011, respectively.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	September 30, 2012	December 31, 2011

Patents issued	$3,839	$3,562
Patents pending	2,866	2,566
Trademarks	40	38
Total intangible assets	6,745	6,166
Less patent amortization	(531)	(99)
Intangible assets, net	$6,214	$6,067

Amortization commences upon patent issuance. The useful life of the patents, once approved, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of our current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of the Symyx asset purchase transaction is approximately 5 years.

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Amortization expense	$145	$7	$432	$17

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rent expense	$324	$524	$972	$1,571

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of September 30, 2012:
Three months ending December 31, 2012	$404
The years ending December 31,
2013	1,657
2014	1,707
2015	728
Total	$4,496

During 2012, the Company has made payments in the amount of $1.2 million related to this operating lease.

Symyx Asset Purchase and Note Payable

In connection with the consummation of the Symyx asset purchase transaction in November 2011, the Company issued Symyx a secured promissory note in a principal amount equal to $27.3 million with a term of 24 months and an interest rate equal to 4%. The note is payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. The note is also pre-payable by the Company at any time without penalty or premium, and is secured by tangible personal property, excluding intellectual property.

The following table presents payments made in connection with the note payable to Symyx (in thousands):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Principal	Interest	Total	Principal	Interest	Total

Symyx payments	$229	$271	$500	$573	$927	$1,500

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options was estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	0.9%	1.3%	1.2%	2.3%
Expected volatility	60%	58%	60%	57%
Expected dividend rate	0%	0%	0%	0%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of revenue	$250	$185	$780	$418
Research and development	212	136	642	327
Sales and marketing	199	324	550	627
General and administrative	272	176	715	431
Total stock-based compensation	$933	$821	$2,687	$1,803

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	$851	$821	$2,489	$1,803
Restricted stock awards and restricted stock units (“RSUs”)	82	—	198	—
Total stock-based compensation	$933	$821	$2,687	$1,803

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2012, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,739	2.9
RSUs	$1,158	3.4

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1,192,679	$4.57	1,393,999	$3.84
RSU	274,070	$6.48	—	$—

The total intrinsic value of stock options exercised for the nine months ended September 30, 2012 and 2011 was $6.9 million and $2.1 million, respectively.

Common Stock Warrants

As of September 30, 2012 and December 31, 2011 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 and 78,750 were exercisable as of September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2011, the Company recognized a reduction to revenue in the amount of $312,000 related to the issuance and vesting of a warrant granted to a customer in connection with a collaborative development agreement.

Common Stock

As of September 30, 2012 and December 31, 2011, the Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2012	As of December 31, 2011

Issuances under equity incentive plan	13,068,171	12,530,593
Issuances upon exercise of warrants	912,368	912,368
	13,980,539	13,442,961

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss attributable to common stockholders	$(112)	$(2,799)	$(1,258)	$(13,124)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	43,278,588	5,750,979	42,725,466	5,716,511
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.49)	$(0.03)	$(2.30)

Antidilutive potential common shares in the form of (1):
Redeemable convertible preferred stock	—	29,230,708	—	29,230,708
Stock options to purchase common stock	7,763,639	8,201,805	7,763,639	8,201,805
Stock awards	256,513	—	256,513	—
Common stock subject to repurchase	7,500	15,000	7,500	15,000
Common and preferred stock warrants	912,368	2,223,360	912,368	2,223,360

(1)         These amounts are excluded from the computation of diluted net loss per share.

8. Income Taxes

Income tax expense for the nine months ended September 30, 2012 was $12,000 or 1.0% on a pre-tax loss of $1.2 million. The difference between the Company’s effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of September 30, 2012 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2012, the Company amended the CDP agreement that it had entered into in March 2010 with a related party. Under the agreements, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of September 30, 2012, this shareholder was a beneficial owner of approximately 9.8% of the Company’s common stock. As of September 30, 2012 and December 31, 2011 the Company had accounts receivable in the amount of $0.3 million and $0.5 million, respectively, and had a deferred revenue balance in the amount of $0.2 million and $0.1 million, respectively, related to these agreements. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from these agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Related party revenue	$1,050	$1,266	$3,437	$3,909

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 8.9% of the Company’s common stock as of September 30, 2012. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in October 2011. As of September 30, 2012 and December 31, 2011 the Company had accounts receivable in the amount of $0.5 million and $0.5 million, respectively, and had a deferred revenue balance in the amount of $2.4 million and $10.2 million, respectively, related to these agreements. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from these agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Related party revenue	$5,007	$3,877	$13,309	$11,666
Related cost of revenue	$10	$—	$40	$—

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Revenue	Revenue	Revenue	Revenue

United States	$12,890	$10,332	$37,289	$25,218
Japan	3,321	3,763	10,202	11,231
APAC other	243	729	1,795	2,199
Europe and Middle East	36	50	98	50
Total	$16,489	$14,874	$49,384	$38,698

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

•                  Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011.

•                  Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and in our Annual Report on Form 10-K (the “2011 Form 10-K”) and subsequent 2012 quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2011 Form 10-K and subsequent 2012 quarterly filings on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Using our approach, we develop technology and intellectual property (“IP”) focused on advanced materials, processes, integration and device architectures in collaboration with our customers. This technology enables our customers to bring optimized, high-volume manufacturing ready integrated devices to market faster and with less risk than traditional approaches to research and development (“R&D”). We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include semiconductors, flat glass coatings and glass based devices, solar cells, light emitting diodes (“LEDs”), flat-panel displays, advanced batteries and other energy-efficient technologies.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $16.5 million and $49.4 million for the three and nine months ended September 30, 2012, respectively, from $14.9 million and $38.7 million for the three and nine months ended September 30, 2011. Our net loss decreased to $0.1 million and $1.3 million for the three and nine months ended September 30, 2012, from a net loss before accretion on redeemable convertible preferred stock of $1.2 million and $4.5 million for the three and nine months ended September 30, 2011. Since inception, we have incurred net losses leading to an accumulated deficit of $101.8 million as of September 30, 2012.

In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan. This created uncertainty relating to future revenue (including amounts in backlog) from our collaborative development program (“CDP”) with Elpida, which runs through March 2013. In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. On October 31, 2012, the Tokyo District Court issued an order to refer Elpida’s reorganization plan, which includes the proposed Micron acquisition, to Elpida’s creditors for approval. Creditors have until February 26, 2013 to submit their votes. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all. As of September 30, 2012 we had $11.3 million in backlog from Elpida, of which $2.2 million is scheduled to be recognized as revenue during the remainder of 2012 with the balance scheduled to be recognized as revenue in periods beyond 2012. Of the $2.2 million in backlog to be recognized as revenue during the remainder of 2012 that is attributable to Elpida, we received payment in the amount of $2.2 million in October 2012 for CDP services and license fees for the three months ending December 31, 2012.

Strategy

Our mission is to drive our customers’ success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass, solar cells, LEDs, displays and energy-efficient technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida, First Solar, GLOBALFOUNDRIES, Guardian Industries, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic and energy-efficient applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, solar cells, LEDs, displays and other energy-efficient technologies.

Basis of Presentation

How We Generate Revenue

Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers and are structured to result in licensing and royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our high productivity combinatorial (“HPC”) platform. Our micro-CDPs are smaller, customer-paid programs that require significantly less investment from our team but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring a customer to commit to a multi-year agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP. When technology developed through CDPs is incorporated in our customers’ commercialized products, we generate licensing and royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

•                  CDP and services revenue. CDP revenue may include payments for full time equivalent employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements. CDP and services revenue is recognized in a manner consistent with activities performed.

•                  Product revenue. Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for CDPs and licensing fees and royalties. Historically, we have not sold a significant number of our workflow products and we do not anticipate selling a significant number in the future. As our other revenue streams increase we expect our product revenue to decrease as a percentage of our overall revenue. Product revenue has been recognized upon shipment since January 1, 2011. Product sales that originated prior to January 1, 2011 were generally recognized on a straight-line basis over the maintenance period once delivery occurred (title and risk of loss passed to the customer), and customer acceptance, if required, was achieved.

•                  Licensing and royalty revenue. Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In the last three years, licensing and royalty revenue has generally been the fastest growing element of our revenue. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue.

Cost of Revenue

Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs. As customers commercialize products that incorporate technology developed through our CDPs, we expect our cost of revenue to decrease as a percentage of total revenue as licensing and royalty revenue become an increasing component of our revenue. As a result of our asset purchase transaction with Symyx Technologies, Inc. (“Symyx”), the amortization of acquired patents is being recorded in cost of revenue.

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

•                  Cost of product revenue. Our cost of product revenue primarily includes our cost of products sold. Our cost of product revenue will fluctuate based on the type of product and configuration sold. Historically, we have not sold a significant number of our workflow products and we do not anticipate selling a significant number in the future. Cost of product revenue has been recognized upon product shipment since January 1, 2011. For product sales that originated prior to January 1, 2011, our cost of product revenue was recognized in a similar manner as the corresponding product revenue and was generally recognized on a straight-line basis over the maintenance period.. The variability in cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period and the corresponding maintenance period over which product revenue and cost of product revenue is being recognized.

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

Research and Development

Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses (including stock-based compensation expenses) for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. Overhead costs that are not allocated to a customer program are recognized as expenses within R&D. We expect our R&D expenses will continue to increase for the foreseeable future as we continue to devote substantial internal resources to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.

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

Interest (Expense) Income, net

Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Interest expense primarily consists of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that management believed were reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2012 as compared to those disclosed in our 2011 Form 10-K. For further information on our critical and other significant accounting policies, see our 2011 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
		(in thousands)				(in thousands)
Revenue:
CDP and services revenue	$12,481	$10,349	2,132	21%	$35,836	$26,169	$9,667	37%
Product revenue	760	678	82	12%	3,495	2,038	1,457	71%
Licensing and royalty revenue	3,248	3,847	(599)	-16%	10,053	10,491	(438)	-4%
Total revenue	16,489	14,874	1,615	11%	49,384	38,698	10,686	28%
Cost of revenue	7,204	6,676	528	8%	21,866	17,999	3,867	21%
Gross profit	9,285	8,198	1,087	13%	27,518	20,699	6,819	33%
Operating expenses:
Research and development	5,174	5,113	61	1%	16,002	14,601	1,401	10%
Sales and marketing	1,322	1,249	73	6%	3,834	3,229	605	19%
General and administrative	2,650	2,231	419	19%	8,190	6,156	2,034	33%
Total operating expenses	9,146	8,593	553	6%	28,026	23,986	4,040	17%

Income (loss) from operations	139	(395)	534		(508)	(3,287)	2,779
Other income (expense):
Interest (expense) income, net	(255)	6	(261)		(754)	16	(770)
Other income (expense), net	10	(839)	849		16	(1,174)	1,190
Total other income (expense), net	(245)	(833)	588		(738)	(1,158)	420
Loss before provision for income taxes	(106)	(1,228)	1,122		(1,246)	(4,445)	3,199
Income tax provision	6	6	—		12	19	(7)
Net loss	$(112)	$(1,234)	1,122		$(1,258)	$(4,464)	$3,206

Revenue

Our revenue increased by $1.6 million, or 11%, to $16.5 million during the three months ended September 30, 2012 from $14.9 million during the three months ended September 30, 2011 due to increases in CDP and services revenue and product revenue, partially offset by a decrease in licensing and royalty revenue.

Our revenue increased by $10.7 million, or 28%, to $49.4 million during the nine months ended September 30, 2012 from $38.7 million during the nine months ended September 30, 2011 due to increases in CDP and services revenue and product revenue, partially offset by a decrease in licensing and royalty revenue.

CDP and services revenue increased by $2.1 million, or 21%, to $12.5 million during the three months ended September 30, 2012 from $10.3 million during the three months ended September 30, 2011. This increase was primarily attributable to $1.5 million in revenue derived from the extension and expansion of existing customer engagements, combined with $2.0 million in revenue derived from new customer engagements that included a performance incentive in the amount of $0.8 million, partially offset by a $1.4 million decrease in revenue primarily due to the scheduled completion and reduction of government service contracts and CDP and service agreements. The growth from the expansion of existing customer engagements was primarily derived from two CDPs.

CDP and services revenue increased by $9.7 million, or 37%, to $35.8 million during the nine months ended September 30, 2012 from $26.2 million during the nine months ended September 30, 2011. This increase was primarily attributable to $9.6 million in revenue derived from the extension and expansion of existing customer engagements, combined with $3.3 million in revenue derived from new customer engagements that included a performance incentive in the amount of $0.8 million, partially offset by a $3.2 million decrease in revenue primarily due to the scheduled completion and reduction of government service contracts and CDP and service agreements. The growth from the expansion of existing customer engagements was primarily derived from two CDPs.

Product revenue increased by $0.1 million, or 12%, to $0.8 million during the three months ended September 30, 2012 from $0.7 million during the three months ended September 30, 2011. This increase was attributable to the shipment of the last elements of workflow hardware and embedded software that was completed during the three months ended September 30, 2012.

Product revenue increased by $1.5 million, or 71%, to $3.5 million during the nine months ended September 30, 2012 from $2.0 million during the nine months ended September 30, 2011. This increase was attributable to the shipment of the last elements of workflow hardware and embedded software that was completed during the nine months ended September 30, 2012.

Licensing and royalty revenue decreased by $0.6 million, or 16%, to $3.2 million during the three months ended September 30, 2012 from $3.8 million during the three months ended September 30, 2011. This decrease was primarily attributable to a scheduled reduction in certain minimum license fees guaranteed by certain customer contracts, which was partially offset by an increase in scheduled minimum license fees guaranteed by other customer contracts.

Licensing and royalty revenue decreased by $0.4 million, or 4%, to $10.1 million during the nine months ended September 30, 2012 from $10.5 million during the nine months ended September 30, 2011. This decrease was primarily attributable to a decrease in minimum license fees guaranteed by certain customer contracts, which was partially offset by an increase in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three and nine months ended September 30, 2012 and 2011 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$12,890	79%	$10,332	70%	$37,289	75%	$25,218	65%
Japan	3,321	20%	3,763	25%	10,202	21%	11,231	29%
APAC other	243	1%	729	5%	1,795	4%	2,199	6%
Europe and Middle East	36	0%	50	0%	98	0%	50	0%
Total	$16,489	100%	$14,874	100%	$49,384	100%	$38,698	100%

Cost of Revenue

Cost of revenue increased by $0.5 million, or 8%, to $7.2 million during the three months ended September 30, 2012 from $6.7 million during the three months ended September 30, 2011. This change is directly attributable to increased CDP and services revenue and product revenue recognized from new and ongoing customer engagements, which resulted in a $0.4 million increase in direct labor, materials and other costs associated with these programs and a $0.3 million increase in product costs attributable to the shipment of elements of workflow hardware that was completed during the three months ended September 30, 2012. These increases were partially offset by a decrease in cost of licensing and royalty revenue due to the elimination of royalty payments to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011. The elimination of the royalty obligation was partially offset by the amortization of Symyx-acquired IP and licensing obligations payable to the Lawrence Berkeley Laboratories that collectively approximated $0.2 million during the three months ended September 30, 2012.

Cost of revenue increased by $3.9 million, or 21%, to $21.9 million during the nine months ended September 30, 2012 from $18.0 million during the nine months ended September 30, 2011. This change is directly attributable to increased CDP and services revenue and product revenue recognized from new and ongoing customer engagements, which resulted in a $3.3 million increase in direct labor, materials and other costs associated with these programs, including a $0.3 million asset impairment expense related to retired assets previously supporting a customer CDP program, and a $0.9 million increase in direct product costs consistent with increased product revenue. This increase was partially offset by a decrease in cost of licensing and royalty revenue due to the elimination of royalty payments to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011. The elimination of the royalty obligation was partially offset by the amortization of Symyx-acquired IP and licensing obligations payable to Lawrence Berkeley Laboratories that collectively approximated $0.6 million during the nine months ended September 30, 2012.

Cost of revenue as a percentage of revenue decreased from 45% and 47% during the three and nine months ended September 30, 2011 to 44% during the three and nine months ended September 30, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our cost of revenue as a percentage of total revenue to decline.

Research and Development

Research and development (“R&D”) expenses increased by $0.1 million, or 1%, to $5.2 million during the three months ended September 30, 2012 from $5.1 million during the three months ended September 30, 2011. The change is primarily attributable to $0.5 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense. These costs were partially offset by increased allocation and support from R&D resources to customer programs and a $0.2 million decrease in facility and occupancy-related costs due in part to the elimination of costs from our prior facility, which ended in October 2011.

R&D expenses increased by $1.4 million, or 10%, to $16.0 million during the nine months ended September 30, 2012 from $14.6 million during the nine months ended September 30, 2011. The change is primarily attributable to $2.2 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense. These costs were partially offset by a $0.8 million decrease in facility and occupancy-related costs due in part to the elimination of costs from our prior facility, which ended in October 2011.

Sales and Marketing

Sales and marketing expenses increased by $0.1 million, or 6%, to $1.3 million during the three months ended September 30, 2012 from $1.2 million during the three months ended September 30, 2011. The change is primarily due to increased headcount and associated personnel costs related to wages, stock-based compensation and other related benefits.

Sales and marketing expenses increased by $0.6 million, or 19%, to $3.8 million during the nine months ended September 30, 2012 from $3.2 million during the nine months ended September 30, 2011. The change is primarily due to increased headcount and associated personnel costs related to wages, stock-based compensation and other related benefits.

General and Administrative

General and administrative expenses increased by $0.4 million, or 19%, to $2.7 million during the three months ended September 30, 2012 from $2.2 million during the three months ended September 30, 2011. The increase is primarily attributable to $0.3 million in higher professional fees that include legal and accounting services associated with being a public company, and $0.3 million in higher personnel costs as a result of increased headcount. The increase was partially offset due to the elimination of $0.2 million in costs from our prior facility, which ended in October 2011.

General and administrative expenses increased by $2.0 million, or 33%, to $8.2 million during the nine months ended September 30, 2012 from $6.2 million during the nine months ended September 30, 2011. The increase is primarily attributable to $1.3 million in higher professional fees that include legal and accounting services associated with being a public company, and $1.2 million in higher personnel costs as a result of increased headcount. The increase was partially offset due to the elimination of $0.7 million in costs from our prior facility, which ended in October 2011.

Income (Loss) from Operations

Our operating loss decreased by $0.5 million, to an operating income of $0.1 million during the three months ended September 30, 2012 from an operating loss of $0.4 million during the three months ended September 30, 2011. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $0.6 million to $9.1 million during the three months ended September 30, 2012 from $8.6 million during the three months ended September 30, 2011. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and in capital resources, which will lead to increased depreciation expense.

Our operating loss decreased by $2.8 million, to an operating loss of $0.5 million during the nine months ended September 30, 2012 from an operating loss of $3.3 million during the nine months ended September 30, 2011. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $4.0 million to $28.0 million during the nine months ended September 30, 2012 from $24.0 million during the nine months ended September 30, 2011. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and in capital resources, which will lead to increased depreciation expense.

Interest (Expense) Income, net

Interest (expense) income, net decreased by $0.3 million to an expense of $0.3 million during the three months ended September 30, 2012 from income of $6,000 during the three months ended September 30, 2011. The decrease is primarily attributable to interest expense associated with our note payable to Symyx.

Interest (expense) income, net decreased by $0.8 million to an expense of $0.8 million during the nine months ended September 30, 2012 from income of $16,000 during the nine months ended September 30, 2011. The decrease is primarily attributable to interest expense associated with our note payable to Symyx.

Other Income (Expense), net

Other income (expense), net increased by $0.8 million to an income of $10,000 during the three months ended September 30, 2012 from an expense of $0.8 million during the three months ended September 30, 2011. This change was primarily due to the prior year change in value of the Symyx purchase right derivative that was finalized as part of the closing of the Symyx asset purchase transaction in November 2011 and to a lesser extent the conversion and subsequent exercise of our outstanding preferred stock warrant in connection with our initial public offering in November 2011. Both were no longer outstanding or subject to remeasurement during the three months ended September 30, 2012

Other income (expense), net increased by $1.2 million to an income of $16,000 during the nine months ended September 30, 2012 from an expense of $1.2 million during the nine months ended September 30, 2011. This change was primarily due to the prior year change in value of the Symyx purchase right derivative that was finalized as part of the closing of the Symyx asset purchase transaction in November 2011 and to a lesser extent the conversion and subsequent exercise of our outstanding preferred stock warrant in connection with our initial public offering in November 2011. Both were no longer outstanding or subject to remeasurement during the nine months ended September 30, 2012

Income Tax Provision

Provision for income taxes for the three and nine months ended September 30, 2012 and 2011 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $1.1 million, to a net loss of $0.1 million during the three months ended September 30, 2012 from a net loss of $1.2 million during the three months ended September 30, 2011. The difference between income from operations and net loss during the three months ended September 30, 2012 was primarily related to interest expense associated with our note payable to Symyx.

Our net loss decreased by $3.2 million, to a net loss of $1.3 million during the nine months ended September 30, 2012 from a net loss of $4.5 million during the nine months ended September 30, 2011. The difference between loss from operations and net loss during the nine months ended September 30, 2012 was primarily related to interest expense associated with our note payable to Symyx.

Liquidity and Capital Resources

Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of September 30, 2012, we had $80.4 million of cash, cash equivalents and short-term investments, $77.5 million of net working capital, and debt outstanding of $26.7 million.

To date, we have incurred significant losses. During the nine months ended September 30, 2012 and 2011, we incurred net losses of $1.3 million and $4.5 million, respectively. As of September 30, 2012, our accumulated deficit was $101.8 million.

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

In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan. This created uncertainty relating to future revenue (including amounts in backlog) from our CDP with Elpida, which runs through March 2013. In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. On October 31, 2012, the Tokyo District Court issued an order to refer Elpida’s reorganization plan, which includes the proposed Micron acquisition, to Elpida’s creditors for approval. Creditors have until February 26, 2013 to submit their votes. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all. During the nine months ended September 30, 2012 we recognized $6.8 million in revenue from Elpida and as of September 30, 2012 we had outstanding accounts receivable in the amount of $0.2 million and backlog in the amount of $11.3 million, of which $2.2 million is scheduled to be recognized as revenue during the remainder of 2012 with the balance scheduled to be recognized as revenue in periods beyond 2012. We received payment in the amount of $2.2 million in October 2012 for CDP services and license fees for the three months ending December 31, 2012.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2012	2011

Net cash provided by (used in) operating activities	$2,790	$(10,299)
Net cash used in investing activities	$(6,237)	$(9,248)
Net cash provided by financing activities	$1,160	$25,244

Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the nine months ended September 30, 2012, and experienced negative cash flows from operating activities during the nine months ended September 30, 2011.

Net cash provided by operating activities during the nine months ended September 30, 2012 of $2.8 million reflects a net loss of $1.3 million and non-cash charges of $5.9 million for depreciation and amortization, $2.7 million for stock-based compensation, and $0.9 million related to impairment of long-lived assets. The net decrease in our operating assets and liabilities of $5.5 million was primarily the result of $1.2 million in inventory related to a workflow hardware build and the shipment to a customer of elements of workflow hardware and embedded software, a $0.9 million decrease in accounts payable and accrued liabilities and a $9.7 million decline in deferred revenue related to the earn-out of customer prepayments. This decline was partially offset by increased cash collections resulting in a net decrease in accounts receivable of $5.5 million and utilization of prepaid and other assets of $0.9 million.

As of September 30, 2012 we had $2.9 million in deferred revenue for which we have already received payment, of which $2.0 million will be recognized as revenue during 2012 and $0.9 million will be recognized as revenue during 2013.

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

During the nine months ended September 30, 2012, cash used in investing activities was $6.2 million as a result of the purchase of $2.2 million in certificates of deposit classified as short-term investments, $3.8 million in capital expenditures and $0.8 million in capitalized patent and trademark costs. The decline in capital expenditures compared to the prior year is primarily attributable to the completion of our clean room facility build-out as we completed our move to our new office location during 2011. During the first nine months of 2011 we also had a significant investment in equipment and facilities to support the expansion of our new facility and new and expanding CDP programs. These declines were partially offset by cash from maturities of short-term investments of $0.5 million.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the nine months ended September 30, 2012, cash provided by financing activities was related to the issuance of common stock as a result of employee option exercises in the amount of $1.7 million, which was partially offset by a principal payment related to our note payable to Symyx in the amount of $0.6 million. The decrease in financing cash flows year over year is primarily due to the $24.9 million Series E redeemable convertible preferred stock financing that occurred during the nine months ended September 30, 2011.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Operating lease obligations	$4,496	$404	$4,092	$—	$—
Note payable	26,745	231	26,514	—	—
Contractual interest payments on note payable	1,205	269	936	—	—
Purchase obligations(1)	3,332	3,332	—	—	—
Total	$35,778	$4,236	$31,542	$—	$—

(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2012, we made regular lease payments of $1.2 million under this operating lease agreement.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the consummation of our initial public offering, we issued a promissory note payable to Symyx. As of September 30, 2012, the note had a remaining principal amount equal to $26.7 million and a remaining term of approximately 14 months and an interest rate of 4% and is payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity on November 23, 2013, if applicable.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of September 30, 2012 totaled $80.4 million, consisting of $78.7 million in cash and money market funds with maturities of less than three months from the date of purchase and $1.7 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.

In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the completion of our initial public offering, we issued a promissory note payable to Symyx. The note has an initial principal amount equal to $27.3 million and an initial term of 24 months at a fixed interest rate of 4% and is payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. As of September 30, 2012, $26.7 million in principal remained outstanding on the note payable to Symyx. The interest rate on our debt is fixed; however, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.                RISK FACTORS

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our 2011 Form 10-K and our Form 10-Q for the second quarter of 2012. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our Form 10-Q for the second quarter of 2012.

Risks Related to Our Financial Condition and Business

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue. As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never be profitable. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that incorporate technology developed through our collaborative development programs (CDPs), we will have expended a significant amount of time and resources without obtaining the benefits we anticipated, and our financial condition and results of operations would be materially and adversely affected.

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance and may result in volatility in the market price of our common stock if we fail to meet the expectations of public market analysts and investors in these periods.

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-Q:

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

Due to these factors and other risks discussed in this section, you should not rely on quarter-to-quarter comparisons to predict our future performance. Our revenue mix may also vary from quarter-to-quarter as we enter into new CDPs and related customer arrangements, existing CDPs are completed, extended or expanded and licensing and royalty arrangements take effect. Unfavorable changes in any of these factors may adversely affect our business and operating results. Additionally, our common stock could be subject to significant price volatility should our actual or projected revenue or earnings either fail to meet, or exceed, the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of those companies.

We have incurred operating losses since our inception and may not be able to achieve or maintain profitability.*

We have generated net losses each year since our inception, including $1.3 million for the nine months ended September 30, 2012 and $30.0 million, $1.8 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our accumulated deficit as of September 30, 2012 was $101.8 million. We will need to significantly increase revenue to achieve profitability and we may not achieve or subsequently maintain profitability if our revenue increases more slowly than we expect or not at all.

Our ability to achieve our objectives and achieve or maintain the profitability of our business will depend, in large part, on potential customers accepting our HPC platform and methodology as effective tools in the development of new products; and on our success in helping our customers develop products that are successful in the marketplace. Historically, semiconductor companies have conducted R&D activities internally using traditional research methods. In order for us to achieve our business objectives, we must convince these companies that our technology and capabilities justify collaborating with us on their basic R&D programs. We must also convince potential customers in the clean energy industry that our HPC platform and approach are useful tools in an emerging industry. We cannot assure you we will achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. In addition, our profitability and success are dependent, in part, upon the receipt of royalties on the sale of products by our customers, and we cannot control the timing of such products’ introduction or their success or failure in the marketplace. Our ability to achieve profitability also depends upon many other factors, including many that are beyond our control. These factors include, without limitation:

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

•                 additional non-cash charges relating to amortization of intangibles and stock-based compensation; and

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

We depend on a limited number of customers, and a loss of any of them would adversely affect our business and operating results.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Due to the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, our revenue is and may continue to be concentrated among and reliant upon key high-volume customers. For example, our three largest customers during the nine months ended September 30, 2012, all of which are in the semiconductor industry, accounted for 70% of our revenue, and our two largest customers for the years ended December 31, 2011 and 2010, both of which are in the semiconductor industry, accounted for 47% and 72% of our revenue, respectively. Our largest customer accounted for 29%, 29% and 52% of our revenue in each of these periods, respectively. The loss of any of these customers or a decrease in the manufacturing or sales volumes of their products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition or results of operations, and we may not be able to replace the business from these customers.

In particular, Elpida filed for protection under the Corporate Reorganization Act in Japan in February 2012, and our future revenue from Elpida under our CDP (including amounts reflected in backlog) is uncertain and may be reduced or even eliminated.  In July 2012, Micron Technology, Inc. (“Micron”) and Elpida’s trustees jointly announced that they signed a definitive sponsor agreement for Micron to acquire and support Elpida. On October 31, 2012, the Tokyo District Court issued an order to refer Elpida’s reorganization plan, which includes the proposed Micron acquisition, to Elpida’s creditors for approval. Creditors have until February 26, 2013 to submit their votes. The transactions, which are subject to certain conditions, including approval by Elpida’s creditors, are scheduled to close in the first half of 2013. However, there can be no assurance that these transactions will close in a timely manner or at all.

The use of our technology in their current product shipments generates a license fee for us, and may include a royalty when additional developed technology is incorporated in future Elpida products. Any adjustment in the amount of CDP services fees, license fees or royalties that Elpida might owe us pursuant to our agreement with them could be reduced or eliminated as a result of the restructuring or changes in their shipments and product development. If any of these were to occur our revenue would decline, and our financial condition and results of operations would be materially and adversely affected.  As of September 30, 2012 we had $11.3 million in backlog from Elpida, of which $2.2 million is scheduled to be recognized as revenue during the remainder of 2012, with the balance scheduled to be recognized as revenue in periods beyond 2012. Of the $2.2 million in 2012 backlog, we received payment in full in October 2012. Failure to convert all or part of the remaining $9.1 million in backlog to revenue in 2013 and beyond could cause significant fluctuations in our results of operations because our expenses are fixed in the short term and our sales and development cycle to obtain new customers is long.

Our future growth may present challenges to our management and administrative systems and resources, which could adversely affect our business and operating results.

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

The semiconductor industry is rapidly changing and if we are unable to evolve existing products in a timely manner, anticipate trends in technology development and introduce new technologies, it could adversely affect our business and operating results.

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

Our financial obligation to Symyx Technologies, Inc. could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.*

In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under a then-existing license agreement with Symyx, we issued a promissory note in the principal amount of $27.3 million to Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. During the nine months ended September 30, 2012, the Company paid Symyx $1.5 million, which included interest in the amount of $0.9 million and principal in the amount of $0.6 million.

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

We are continually working to develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, light emitting diodes (LEDs), flat-panel displays, advanced batteries and other energy-efficient technologies. Although we are making progress in certain areas, we have limited expertise and experience in other fields.  If we are unable to build new systems, or configure, modify, expand or customize existing systems for these applications and develop our expertise to support these fields, our business growth might be limited, and our business and operating results could be adversely affected.

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

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of September 30, 2012, we owned 478 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed through the CDPs. While we have been filing patent applications to seek protection for the further evolution of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous year due to the expense and resource-intensiveness of the patenting process. We cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP registered or applied for outside of the U.S. that we purchase. Also, patent protection in foreign countries may be limited or unavailable where we need this type of protection.

A more detailed description of how we protect our IP is set forth in Part I, Item 1: “Business — Intellectual Property” included in our 2011 Form 10-K.

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

Many of our customers and competitors have significant operations outside the United States. However, foreign laws may not afford us sufficient protections for our intellectual property, and we may not always seek patent protection outside the United States. We believe that our success depends, in part, upon our ability to obtain international protection for our IP. However, the laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the United States.

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

Our future capital requirements may be substantial, particularly as we continue to develop our business and expand our collaborative development efforts. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures.

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

The semiconductor industry is highly cyclical, subject to price volatility, difficult to predict and subject to significant downturns.*

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

The semiconductor industry has experienced significant challenges as a result of tightening of credit markets, turmoil in the financial markets, and weakened global economy. There may also be sudden changes in our customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for our customers’ integrated circuit products by consumers, inventory levels relative to demand, and access to affordable capital. For example, pressures in the DRAM sector have caused financial difficulties for our customer, Elpida. In addition, the semiconductor industry has experienced significant consolidation in the past and may continue to see high levels of consolidation in the future. If any of our customers are acquired, the acquiror may not continue to engage in a CDP with us.  For example, our customer Elpida, with whom we have a CDP, recently entered into an agreement to be acquired by Micron Technology, Inc. For more details, see the risk factor titled “We depend on a limited number of customers, and a loss of any of them would adversely affect our business and operating results,” above. Even if the acquisition is completed, we cannot provide any assurance regarding the extent to which Micron will continue to focus its product development and commercialization on technologies covered by our CDP. Alternatively, our customers may opt to acquire companies or technologies that decrease their need for our services or otherwise divert their R&D resources. As a result of these and other potential changes, the timing and length of any cycles can be difficult to predict. Further, uncertainty about future global economic conditions and any effect on the semiconductor industry could make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition and results of operations may be significantly negatively affected.

The solar industry is experiencing significant economic challenges.

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

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $16.7 million (33.9%) of our revenue during the nine months ended September 30, 2012 and $21.0 million (39.0%) and $26.0 million (61.0%) of our revenue for the years ended December 31, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 8.9% of our capital stock as of September 30, 2012, accounted for $13.3 million (26.9%) of our revenue during the nine months ended September 30, 2012 and $15.8 (29.0%) million and $22.1 million (51.8%) of our revenue for years ended December 31, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. During the three months ended September 30, 2012, we completed our 2011 tax return and finalized our U.S. federal NOLs in the amount of $26.3 million as of December 31, 2011. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. These fluctuations could be in response to, among other things, the factors described in this “Risk Factors” section or elsewhere in this Form 10-Q, or other factors, some of which are beyond our control, such as:

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters. *

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 70.8% of our common stock outstanding as of September 30, 2012. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 17.4%, 17.3% and 9.8%, respectively, of our common stock outstanding as of September 30, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of September 30, 2012, we had 43,581,185 shares of common stock outstanding.  All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares.  Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of September 30, 2012, the holders of 25,125,904 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note in the principal amount of $27.3 million to Symyx upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $500,000 per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. We also agreed to reimburse Symyx for 50% of their underwriting discounts and commissions from the sale of their shares in our initial public offering, which amount was equal to $1.4 million. A portion of the net proceeds of our initial public offering will be used to make payments of scheduled interest and payment of principal on the promissory at any time at or prior to maturity. From November 17, 2011, the date on which the SEC declared effective the registration statement on Form S-1 for our initial public offering, through September 30, 2012, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. We also paid Symyx $1.5 million, which included interest in the amount of $0.9 million and principal in the amount of $0.6 million.  We have invested the remainder of funds received in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

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

INTERMOLECULAR, INC.
(Registrant)

Date: November 8, 2012	By:	/s/ Peter L. Eidelman
Peter L. Eidelman
Chief Financial Officer