Form 10-K/A
INTERMOLECULAR INC
filed 2013-04-26
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission file number (001-35348)
_______________________________

Intermolecular, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1616267 (I.R.S. Employer Identification No.)
3011 N. First Street San Jose, California (Address of Principal Executive Offices)	94301 (Zip Code)

(408) 582-5700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑  No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock, par value $0.001, held by non-affiliates of the registrant was approximately $145 million, based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares held by non-affiliates is based on Schedules 13D and 13G filed by certain stockholders for the year ended December 31, 2012 and subsequent reports, if any, filed by certain stockholders pursuant to Section 16 of the Exchange Act. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with registrant.

         As of February 25, 2013, the number of outstanding shares of the registrant’s common stock, par value $.001, was 44,364,108.

INTERMOLECULAR, INC.
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Explanatory Note

     We originally filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on March 4, 2013. We are filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A” and together with the Original Filing, the “Form 10-K”) solely to re-file Exhibit 10.19 to the Original Filing (Collaborative Development Program Agreement by and between First Solar, Inc. and Intermolecular, Inc. dated as of December 31, 2012 (the “Agreement”)) in response to certain comments we received from the SEC in connection with our confidential treatment request that we made for certain portions of the Agreement. As a result of the filing of this Form 10-K/A, we are also filing as exhibits to this Form 10-K/A currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Except for the foregoing, this Form 10-K/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Form 10-K, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K

(c)	All schedules are omitted because either they are not required information, or the required information is in the financial statements or notes thereto.

(d)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

EXHIBITS

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
2.1		Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1
3.1		Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1
3.2		Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2
4.1		Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1
4.2		Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2
4.3		Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010.	S-1/A	10/26/2011	4.3
4.4		Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1
4.5		Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011.	10-K	03/16/2012	4.5
10.1		Lease Agreement by and between Intermolecular, Inc. and Novellus Systems, Inc. dated as of May 11, 2010, as amended by the Confirmation of Commencement Date of the Lease Agreement dated as of June 10, 2010.	S-1	7/29/2011	10.2
10.2	†	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3
10.3	†	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
10.4	†	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5
10.5	†	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6
10.6	†	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7
10.7	†	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8
10.8	†	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8
10.9	†	Advanced Memory Development Program Agreement by and between Intermolecular, Inc. and Elpida Memory, Inc. dated as of May 22, 2008, as amended by Exhibit C—Royalty Terms dated as of August 18, 2008, the Supplemental Joint Development Agreement dated as of January 27, 2009, the Amendment to the Supplemental Joint Development Agreement dated as of May 25, 2009 and the Amendment to the Advanced Memory Agreement dated July 29, 2010.	S-1/A	11/7/2011	10.9

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.10	†	Collaborative Development Program Agreement by and between Intermolecular, Inc. and GLOBALFOUNDRIES Inc. dated as of June 1, 2011.	S-1/A	9/30/2011	10.10
10.11		Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12
10.12a	+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a
10.12b	+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b
10.12c	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c
10.13a	+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a
10.13b	+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b
10.13c	+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c
10.13d	+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d
10.14a	+	Form of Change in Control Severance Agreement between the Company and certain of its executive officers.	S-1/A	11/7/2011	10.15a
10.14b	+	Change in Control Severance Agreement between the Company and David E. Lazovsky.	S-1/A	11/7/2011	10.15b
10.15	†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.16	†
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
			10-Q	05/08/2012	10.2
10.17	†	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012	10-K			(2)
10.18	†	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012				(2)
10.19	†	Collaborative Development Program Agreement by and between First Solar, Inc. and Intermolecular, Inc. dated as of December 31, 2012				X
23.1		Consent of Independent Registered Public Accounting Firm.				(2)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
_______________________________________________________________________________
+ Indicates a management contract or compensatory plan.
† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

(2)	Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the SEC on March 4, 2013

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERMOLECULAR, INC
Date: April 25, 2013	By:	/s/ David E. Lazovsky
David E. Lazovsky
President and Chief Executive Officer