Form 10-Q
period 2013-03-31
INTERMOLECULAR INC
filed 2013-05-02
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of April 26, 2013
Common stock, $0.001 par value	44,684,355

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$79,981	$78,283
Short-term investments	1,001	—
Accounts receivable, net of allowance for doubtful accounts of $170 as of March 31, 2013 and December 31, 2012	6,787	7,294
Accounts receivable, due from related parties	772	1,036
Inventory, current portion	1,625	1,631
Prepaid expenses and other current assets	1,399	1,361
Total current assets	91,565	89,605
Inventory, net of current portion	4,230	3,160
Property and equipment, net	23,368	24,058
Intangible assets, net	6,836	6,671
Other assets	180	191
Total assets	$126,179	$123,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,522	$971
Accrued liabilities	3,951	3,386
Accrued compensation and employee benefits	2,452	3,397
Deferred revenue	1,283	2,301
Related party deferred revenue	3,998	829
Note payable	26,276	26,514
Total current liabilities	39,482	37,398
Deferred rent, net of current portion	523	624
Other long-term liabilities	98	146
Total liabilities	40,103	38,168
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share—200,000,000 and 200,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 44,620,788 and 44,046,970 shares issued and outstanding, respectively	45	44
Additional paid-in capital	188,822	186,778
Accumulated deficit	(102,791)	(101,305)
Total stockholders’ equity	86,076	85,517
Total liabilities and stockholders’ equity	$126,179	$123,685

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Collaborative development program and services revenue	$10,903	$12,195
Product revenue	3,104	678
Licensing and royalty revenue	3,426	3,509
Total revenue	17,433	16,382
Cost of revenue:
Cost of collaborative development program and services revenue	6,658	6,879
Cost of product revenue	1,133	234
Cost of licensing and royalty revenue	52	75
Total cost of revenue	7,843	7,188
Gross profit	9,590	9,194
Operating expenses:
Research and development	6,172	5,068
Sales and marketing	1,637	1,240
General and administrative	2,992	2,818
Total operating expenses	10,801	9,126
(Loss) income from operations	(1,211)	68
Other income (expense):
Interest expense, net	(250)	(249)
Other expense, net	(19)	(6)
Total other income (expense), net	(269)	(255)
Loss before provision (benefit) for income taxes	(1,480)	(187)
Provision (benefit) for income taxes	6	(1)
Net loss	(1,486)	(186)
Net loss per share of common stock, basic and diluted	$(0.03)	$(0.00)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	44,139	42,241
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2013	2012

Revenue:
Collaborative development program and services revenue	$1,912	$2,997
Licensing and royalty revenue	1,366	1,793
Total revenue	$3,278	$4,790
Cost of Revenue:
Cost of collaborative development program and services revenue	$—	$3
Total cost of revenue	$—	$3
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Loss for the period	$(1,486)	$(186)
Other comprehensive loss	—	—
Comprehensive loss for the period, net of income tax	$(1,486)	$(186)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,486)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,201	1,852
Stock-based compensation	1,400	827
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10)	385
Inventory	(671)	(1,698)
Accounts receivable	771	5,096
Accounts payable	9	(412)
Accrued and other liabilities	(525)	(1,044)
Deferred revenue	(1,018)	(811)
Related party deferred revenue	3,169	(2,260)
Net cash provided by operating activities	3,840	1,749
Cash flows from investing activities:
Purchase of short-term investments	(1,001)	(1,251)
Purchase of property and equipment	(1,423)	(333)
Purchased and capitalized intangible assets	(108)	(327)
Net cash used in investing activities	(2,532)	(1,911)
Cash flows from financing activities:
Payment of long-term debt	(238)	(114)
Proceeds from exercise of common stock options	628	121
Net cash provided by financing activities	390	7
Net increase (decrease) in cash and cash equivalents	1,698	(155)
Cash and cash equivalents at beginning of period	78,283	81,002
Cash and cash equivalents at end of period	$79,981	$80,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$262	$386
Cash paid for income taxes, net of refunds received	$1	$25
Noncash investing activities:
Transfer of property and equipment to inventory	$393	$—

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 4, 2013.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements as of the year then ended.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Management uses estimates and judgments in determining recognition of revenues, valuations of accounts receivable, inventories, intangible assets, debt, capital stock, warrants and assumptions used in the calculation of income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments consist of demand deposits, money market accounts and certificates of deposit maintained with high quality financial institutions. The Company's accounts receivable consist of non-interest bearing balances due from credit-worthy customers.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and are maintained with high quality financial institutions.
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
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $3.5 million and $2.4 million as of March 31, 2013 and December 31, 2012, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.8 million as of March 31, 2013 and December 31, 2012. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not experience any material inventory impairments during the three months ended March 31, 2013 and 2012.
Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company did not record any significant impairment expenses during the three months ended March 31, 2013 and 2012.
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
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the three months ended March 31, 2013 and 2012 was $2.2 million and $2.7 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $5.4 million and $8.4 million as of March 31, 2013 and December 31, 2012, respectively.
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
Licensing and royalty revenue—The Company recognizes revenue for licenses to intellectual property when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Licensing and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is recognized when it occurs based on royalty reports or other information received from the licensee. Minimum and prepaid royalties and license fees are recognized ratably over the related periods. Revenue on the sale of intellectual property is recognized in full when title transfers if there are no remaining deliverables related to the intellectual property purchase.
Multiple-element arrangements—Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Collaborative development programs and other research and development services include licenses of technology and may also include sales of products.

The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand- alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. For transactions entered into prior to January 1, 2011, the Company assessed whether there is objective and reliable evidence of fair values of all undelivered elements. Fair values of such elements are determined by reference to the Company-specific objective evidence, such as pricing of these elements when sold separately, substantive renewal prices for product maintenance and support and time-based licenses, or other available evidence. If the fair value of any undelivered elements in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, or until fair value can objectively be determined for any remaining undelivered elements. However, in situations where the undelivered elements are software-related hardware elements, the Company will recognize revenue under a proportional performance model when fair value for the hardware elements is not available, if the undelivered hardware elements are substantially similar products. If product maintenance and support and time-based licenses are the only undelivered elements without objective and reliable evidence of fair value, all revenue from the arrangement is amortized over the longer of the product maintenance and support term or license period. For purposes of classification in the consolidated statements of operations, revenue is allocated between collaborative development programs and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.
For all transactions entered into after December 31, 2010, the Company recognizes revenue using estimated selling prices of the delivered goods and services based on a hierarchy of methods as required by GAAP. The Company uses vendor-specific objective evidence of selling price (VSOE) for determination of estimated selling price of elements in each arrangement if available, and since third-party evidence (TPE) is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its estimated selling prices (ESP) for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.
Deferred Revenue
Deferred revenue represents amounts collected from customers for which the related revenue has not been recognized, because one or more of the revenue recognition criteria have not been met, net of the associated costs. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of revenues.
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts, unbilled contractually obligated amounts, and are presented net of allowances for doubtful accounts if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customers' ability to pay. The Company determined that an allowance for doubtful accounts was appropriate as of March 31, 2013 and December 31, 2012 for $170 thousand related to outstanding accounts receivable that are part of the current Elpida proceedings under the Corporate Reorganization Act in Japan.
Concentration of Revenue and Accounts Receivable
Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2013	2012	2013	2012
Customer A	12%	21%	*	*
Customer B	22%	33%	20%	25%
Customer C (1)	17%	14%	*	*
Customer D	*	*	*	12%
Customer E	25%	*	56%	40%

*                                         less than 10%
(1) In February 2012, Customer C filed for protection under the Corporate Reorganization Act in Japan. As part of any restructuring under this law Customer C may either voluntarily or involuntarily reduce or eliminate payments owed to the Company or shipments of products that include the Company's technology, which would lead to a reduction in revenue from Customer C. During the three months ended March 31, 2013 and 2012 the Company recognized $2.9 million and $2.2 million in revenue from Customer C.
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
Recent Accounting Pronouncements
In September 2011, the FASB issued an update to ASC 350 Intangibles-Goodwill and Other (“ASC 350”): Testing Goodwill for Impairment. The update gives an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Under the amendments, an entity no longer is permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted by ASC 350. The Company adopted this update to ASC 350 in the first quarter of 2013 without any impact on its financial position, results of operations or cash flows.
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. The Company does not have any financial liabilities that are measured and reported at fair value. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of March 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$69,751	$69,751	$—	$—
Certificates of deposit	1,001	—	1,001	—
Total assets measured at fair value	$70,752	$69,751	$1,001	$—

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$70,488	$70,488	$—	$—
Certificates of deposit	—	—	—	—
Total assets measured at fair value	$70,488	$70,488	$—	$—
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	March 31, 2013	December 31, 2012
Lab equipment and machinery	$40,514	$38,667
Leasehold improvements	3,019	2,873
Computer equipment and software	3,414	3,467
Furniture and fixtures	160	160
Construction in progress	5,035	5,964
Total property and equipment	52,142	51,131
Less accumulated depreciation	(28,774)	(27,073)
Property and equipment, net	$23,368	$24,058

As of March 31, 2013 and December 31, 2012 all tangible property and equipment were pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx Technologies, Inc. (Symyx). Amortization of leasehold improvements is included in depreciation expense.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$2,051	$1,709

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of $5.3 million and $5.9 million as of March 31, 2013 and December 31, 2012, respectively.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	March 31, 2013	December 31, 2012
Patents issued	$4,048	$3,932
Patents pending	3,585	3,386
Trademarks	40	40
Total intangible assets	7,673	7,358
Less patent amortization	(837)	(687)
Intangible assets, net	$6,836	$6,671

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
The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$150	$143

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Rent expense	$324	$324
Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of March 31, 2013:
Nine months ending December 31, 2013	$1,249
The years ending December 31,
2014	1,707
2015	728
Total	$3,684

During 2013, the Company has made payments in the amount of $0.4 million related to this operating lease.
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
The following table presents payments made in connection with the note payable to Symyx (in thousands):

	Three Months Ended March 31, 2013
	Principal	Interest	Total
Symyx payments	$238	$262	$500

6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.1%	1.2%
Expected volatility	59%	60%
Expected dividend rate	—%	—%
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$374	$284
Research and development	395	209
Sales and marketing	280	125
General and administrative	351	209
Total stock-based compensation	$1,400	$827
The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	$1,018	$793
Restricted stock awards and restricted stock units (RSUs)	382	34
Total stock-based compensation	$1,400	$827
The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2013, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,518	2.6
RSUs	$4,513	3.6

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	March 31, 2013
	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	594,660	$5.25
RSU	519,400	$9.49
The total intrinsic value of stock options exercised for the three months ended March 31, 2013 and 2012 was $3.0 million and $1.0 million, respectively.
Common Stock Warrants
As of March 31, 2013 and December 31, 2012 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 were exercisable as of March 31, 2013 and December 31, 2012.
Common Stock
As of March 31, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2013	December 31, 2012
Number of stock options outstanding	7,427,782	7,426,417
Number of RSUs outstanding	687,197	254,863
Shares available for future grant	6,133,832	5,001,956
Number of warrants outstanding	912,368	912,368
Total shares reserved	15,161,179	13,595,604

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss attributable to common stockholders	$(1,486)	$(186)
Shares used in computing net loss per share of common stock, basic and diluted	44,138,813	42,241,345
Net loss per share of common stock, basic and diluted	$(0.03)	$(0.00)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Stock options to purchase common stock	7,427,782	8,786,124
RSUs	687,197	274,070
Common stock subject to repurchase	—	7,500
Common stock warrants	912,368	912,368

8. Income Taxes

Income tax expense for the three months ended March 31, 2013 was $6,000 or 0.4% on a pre-tax loss of $1.5 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of March 31, 2013 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of March 31, 2013, this shareholder was a beneficial owner of approximately 9.6% of the Company’s common stock. As of March 31, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.5 million and $0.4 million, respectively, and had a deferred revenue balance in the amount of $4,000 and $0.1 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended March 31,
	2013	2012
Related party revenue	$1,159	$1,333
In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 8.6% of the Company’s common stock as of March 31, 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in April 2013. As of March 31, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.3 million and $0.6 million, respectively, and had a deferred revenue balance in the amount of $4.0 million and $0.7 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended March 31,
	2013	2012
Related party revenue	$2,119	$3,456
Related cost of revenue	$—	$3

10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012

United States	$13,022	$12,048
Japan	4,061	3,565
APAC other	241	735
Europe and Middle East	109	34
Total	$17,433	$16,382
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2013 to the three months ended March 31, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and in our Annual Report on Form 10-K (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2012 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $17.4 million for the three months ended March 31, 2013 from $16.4 million for the three months ended March 31, 2012. Our net loss increased to $1.5 million for the three months ended March 31, 2013, from a net loss of $0.2 million for the three months ended March 31, 2012. Since inception, we have incurred net losses leading to an accumulated deficit of $102.8 million as of March 31, 2013.
In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan and is now subject to a proposed acquisition by Micron Technology, Inc. (“Micron”), a leading provider of memory chips. As of March 31, 2013 we had $23.8 million in backlog from Elpida, of which $3.8 million is scheduled to be recognized as revenue during 2013 with the balance scheduled to be recognized as revenue in periods beyond 2013. Of the $3.8 million in backlog to be recognized as revenue during 2013 that is attributable to Elpida, we received payment in the amount of $1.3 million in March 2013 for license fees for the three months ending June 30, 2013. Failure to convert all or part of the remaining backlog to revenue could have a material adverse impact on our business, financial condition and results of operations.
In April 2013 we amended our agreement with Elpida to extend our existing CDP through September 30, 2013 and entered into a CDP and IP licensing agreement with Micron to develop and improve certain advanced memory products. In the event that Elpida issues all of its equity to, and becomes a wholly-owned of subsidiary of, Micron, we have agreed to terminate our activities under our CDP agreement with Elpida at Elpida's request, and effectively to transfer to Micron the exclusive licenses that we previously granted to Elpida for certain technology and IP arising out of the Elpida CDP. If the acquisition of Elpida by Micron were not completed, we may not be able to convert all or part of our remaining backlog with Elpida to revenue and we may lose Elpida as a customer, which could adversely affect our business, financial condition and results of operations.
Strategy
Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida, Epistar, First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, solar cells, LEDs, displays and other energy-efficiency technologies.
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

When technology developed through CDPs is incorporated in commercialized products, we generate licensing and/or royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

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

•
Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In the last three years, licensing and royalty revenue has generally been the fastest growing element of our revenue. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue.

Cost of Revenue
Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs. As products are commercialized that incorporate technology developed through our CDPs, we expect our cost of revenue to decrease as a percentage of total revenue when licensing and royalty revenue become an increasing component of our revenue. As a result of our asset purchase transaction with Symyx Technologies, Inc. (Symyx) in 2011, the amortization of acquired patents is being recorded in cost of revenue.

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

•	Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue is primarily comprised of the amortization of acquired patents and licensing obligations.

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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the costs maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company. In addition to these expenses, we expect that our general and administrative expenses will continue to increase for the foreseeable future.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2013 as compared to those disclosed in our 2012 Form 10-K. For further information on our critical and other significant accounting policies, see our 2012 Form 10-K.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have not yet been adopted that are expected to have any impact on our financial position, results of operations or cash flows.

Results of Operations
Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
		(in thousands)
Revenue:
CDP and services revenue	$10,903	$12,195	$(1,292)	(11)%
Product revenue	3,104	678	2,426	358%
Licensing and royalty revenue	3,426	3,509	(83)	(2)%
Total revenue	17,433	16,382	1,051	6%
Cost of revenue	7,843	7,188	655	9%
Gross profit	9,590	9,194	396	4%
Operating expenses:
Research and development	6,172	5,068	1,104	22%
Sales and marketing	1,637	1,240	397	32%
General and administrative	2,992	2,818	174	6%
Total operating expenses	10,801	9,126	1,675	18%
(Loss) income from operations	(1,211)	68	(1,279)
Other income (expense):
Interest expense, net	(250)	(249)	(1)
Other expense, net	(19)	(6)	(13)
Total other income (expense), net	(269)	(255)	(14)
Loss before provision (benefit) for income taxes	(1,480)	(187)	(1,293)
Provision (benefit) for income taxes	6	(1)	7
Net loss	$(1,486)	$(186)	$(1,300)
Revenue
Our revenue increased by $1.1 million, or 6%, to $17.4 million during the three months ended March 31, 2013 from $16.4 million during the three months ended March 31, 2012. This increase was due to an increase in product revenues of $2.4 million, offset by decreases in both CDP and services revenue of $1.3 million and licensing and royalty revenue of $0.1 million.
CDP and services revenue decreased by $1.3 million, or 11%, to $10.9 million during the three months ended March 31, 2013 from $12.2 million during the three months ended March 31, 2012. This decrease was primarily attributable to a $1.8 million decrease in revenue during the current year period from the reduction in scope and scheduled completion of certain existing customer agreements and the recognition of $0.8 million of revenue in the prior year period upon the expiration of a customer's purchase option that did not recur in the three months ended March 31, 2013. Of the reduction in scope of existing customer engagements, $1.3 million was derived from two CDPs that related to greater than 10% customers during the three months ended March 31, 2013 and 2012. These decreases were partially offset by a $1.2 million increase in revenue derived from the expansion of existing customer engagements, and a $0.1 million increase in revenue from a new customer engagement. Of the growth from the expansion of existing customer engagements, $1.0 million in revenue was derived from one CDP.
Product revenue increased by $2.4 million to $3.1 million during the three months ended March 31, 2013 from $0.7 million during the three months ended March 31, 2012. This increase was attributable to the sale of workflow hardware and embedded software that was completed during the three months ended March 31, 2013.
Licensing and royalty revenue decreased by $0.1 million, or 2%, to $3.4 million during the three months ended March 31, 2013 from $3.5 million during the three months ended March 31, 2012. This decrease was primarily attributable to a scheduled reduction in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts, which was partially offset by an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three months ended March 31, 2013 and 2012 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues
	(in thousands)		(in thousands)
United States	$13,022	75%	$12,048	74%
Japan	4,061	23%	3,565	22%
APAC other	241	1%	735	4%
Europe and Middle East	109	1%	34	—%
Total	$17,433	100%	$16,382	100%
Cost of Revenue
Cost of revenue increased by $0.7 million, or 9%, to $7.8 million during the three months ended March 31, 2013 from $7.2 million during the three months ended March 31, 2012. This change is primarily attributable to a $0.8 million increase in direct product cost consistent with increased product revenue. This increase was partially offset by decreased CDP and services revenue from ongoing customer engagements, which resulted in a $0.1 million decrease in direct labor, materials, and other costs associated with these programs. Cost of revenue included stock-based compensation of $0.4 million and $0.3 million during the three months ended March 31, 2013 and 2012, respectively.
Gross Margin
Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.
Gross margin for the three months ended March 31, 2013 was 55.0% compared to 56.1% for the three months ended March 31, 2012. This decrease is primarily attributable to reductions in CDP and services revenue related to one CDP whose resources are scheduled to be reduced at a slower rate than the corresponding reduction in revenue. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.
Research and Development
R&D expenses increased by $1.1 million, or 22%, to $6.2 million during the three months ended March 31, 2013 from $5.1 million during the three months ended March 31, 2012. The change is primarily attributable to $0.9 million in higher personnel costs as a result of increased wages, headcount growth and higher stock-based compensation and a $0.2 million increase in facility and other costs associated with new application development. Research and development expense included stock-based compensation of $0.4 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.
Sales and Marketing
Sales and marketing expenses increased by $0.4 million, or 32%, to $1.6 million during the three months ended March 31, 2013 from $1.2 million during the three months ended March 31, 2012. The change is primarily due to higher personnel costs related to increased wages and stock-based compensation expense, and approximately $0.1 million of costs associated with the resignation and separation of a company officer in March 2013. Sales and marketing expense included stock-based compensation of $0.3 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.
General and Administrative
General and administrative expenses increased by $0.2 million, or 6%, to $3.0 million during the three months ended March 31, 2013 from $2.8 million during the three months ended March 31, 2012. The increase is primarily attributable to $0.4 million in higher personnel costs related to increased wages, headcount growth and stock-based compensation, offset by a $0.2 million decrease in professional fees. General and administrative expense included stock-based compensation of $0.4 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.
Income (loss) from Operations
Our operating loss increased by $1.3 million to an operating loss of $1.5 million during the three months ended March 31, 2013 from an operating income of $0.2 million during the three months ended March 31, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $1.7 million to $10.8 million during the three months ended March 31, 2013 from $9.1 million during the three months ended March 31, 2012. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Interest Expense, net
Interest expense, net remained consistent at $0.3 million during the three months ended March 31, 2013 from the three months ended March 31, 2012 and is primarily comprised of interest expense associated with our note payable to Symyx.
Other Expense, net
Other expense, net as of March 31, 2013 and 2012 consists of municipal economic development grant proceeds and foreign exchange gains and losses that were not significant during either period.
Provision for Income Taxes
Provision for income taxes as of March 31, 2013 and 2012 consisted of income taxes on our foreign entities and were not significant during either period.
Net Loss
Our net loss increased by $1.3 million, to a net loss of $1.5 million during the three months ended March 31, 2013 from a net loss of $0.2 million during the three months ended March 31, 2012. The difference between income from operations and net loss during the three months ended March 31, 2013 is primarily related to interest expense associated with our note payable to Symyx.

Liquidity and Capital Resources
Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of March 31, 2013, we had $81.0 million of cash, cash equivalents and short-term investments, $52.1 million of net working capital, and debt outstanding of $26.3 million.
To date, we have incurred significant losses. During the three months ended March 31, 2013 and 2012, we incurred net losses of $1.5 million and $0.2 million, respectively. As of March 31, 2013, our accumulated deficit was $102.8 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash and cash equivalents, short-term investments, and cash from operations are insufficient to fund our operations and repay our outstanding debt in 2013, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.
In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan and is now subject to a proposed acquisition by Micron, a leading provider of memory chips. As of March 31, 2013 we had $23.8 million in backlog from Elpida, of which $3.8 million is scheduled to be recognized as revenue during 2013 with the balance scheduled to be recognized as revenue in periods beyond 2013. Of the $3.8 million in backlog to be recognized as revenue during 2013 that is attributable to Elpida, we received payment in the amount of $1.3 million in March 2013 for license fees for the three months ending June 30, 2013. Failure to convert all or part of the remaining backlog to revenue could have a material adverse impact on our business, financial condition and results of operations. In April 2013 we amended our agreement with Elpida to extend our existing CDP through September 30, 2013 and entered into a CDP and IP licensing agreement with Micron to develop and improve certain advanced memory products. In the event that Elpida issues all of its equity to, and becomes a wholly-owned subsidiary of Micron, we have agreed to terminate our activities under our CDP agreement with Elpida at Elpida's request, and effectively to transfer to Micron the exclusive licenses that we previously granted to Elpida for certain technology and IP arising out of the Elpida CDP. If the acquisition of Elpida by Micron were not completed, we may not be able to convert all or part of our remaining backlog with Elpida to revenue and we may lose Elpida as a customer, which could adversely affect our business, financial condition and results of operations.

Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$3,840	$1,749
Net cash used in investing activities	$(2,532)	$(1,911)
Net cash provided by financing activities	$390	$7

Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the three months ended March 31, 2013 and 2012.
Net cash provided by operating activities during the three months ended March 31, 2013 of $3.8 million reflects a net loss of $1.5 million and non-cash charges of $2.2 million for depreciation and amortization and $1.4 million for stock-based compensation. Depreciation and amortization increased by $0.3 million from the year ago period due to a larger fixed asset install base and stock-based compensation increased by $0.6 million from the year ago period due to grants of options and restricted stock. Net operating assets and liabilities increased by $1.7 million primarily as the result of a $2.2 million increase in deferred revenue due to customer collections in advance of revenue and an increase of $0.8 million in accounts receivable as a result of customer collections. The increase in net operating assets and liabilities was offset by a decrease in inventory of $0.7 million related to a workflow sale during the three months ended March 31, 2013 and a decrease in accrued and other liabilities of $0.5 million.
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
During the three months ended March 31, 2013, cash used in investing activities was $2.5 million as a result of the purchase of $1.0 million in certificates of deposit classified as short-term investments, $1.4 million in capital expenditures and $0.1 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2013, cash provided by financing activities was related to the issuance of common stock as a result of option exercises in the amount of $0.6 million, which was partially offset by a principal payment related to our note payable to Symyx in the amount of $0.2 million.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$3,684	$1,249	$2,435	—	—
Note payable	26,276	26,276	—	—	—
Contractual interest payments on note payable	674	674	—	—	—
Purchase obligations(1)	421	421	—	—	—
Total	$31,055	$28,620	$2,435	$—	$—
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.
Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2013, we made regular lease payments of $0.4 million under this operating lease agreement.
In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the completion of our initial public offering, we issued a promissory note payable to Symyx. As of March 31, 2013, the note had a remaining principal amount equal to $26.3 million and a remaining term of approximately 8 months and an interest rate of 4% and is payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity on November 23, 2013, if applicable.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of March 31, 2013 totaled $81.0 million, consisting of $80.0 million in cash and money market funds with maturities of less than three months from the date of purchase and $1.0 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
In connection with the consummation of the Symyx asset purchase transaction, which occurred in connection with the completion of our initial public offering, we issued a promissory note payable to Symyx. The note has an initial principal amount equal to $27.3 million and an initial term of 24 months at a fixed interest rate of 4% and is payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. As of March 31, 2013, $26.3 million in principal remained outstanding on the note payable to Symyx. The interest rate on our debt is fixed; however, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our 2012 Form 10-K. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our 2012 Form 10-K.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 20% of total revenue in the three months ended March 31, 2013 and 24%, 27% and 19% in fiscal years 2012, 2011 and 2010, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that incorporate technology developed through our collaborative development programs (CDPs), our financial condition and results of operations would be materially and adversely affected.

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance.*

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

▪	fluctuations in the volume and prices of products manufactured and sold by our customers that generate licensing and royalty revenue for us;

▪
our revenue mix, which may vary from quarter to quarter as (i) we enter into new CDPs and related customer arrangements, (ii) existing CDPs, particularly for significant customers, are completed, extended, or undergo a change in scope; (iii) licensing arrangements take effect and/or (iv) we enter into IP sale transactions;

▪	the highly cyclical nature of and price volatility in the semiconductor industry;

▪	the financial stability of any of our customers;

▪	the timing and extent to which we enter into new CDPs or complete, extend, expand or reduce the scope of existing CDPs;

▪	one-time offsets to revenue associated with the vesting of contingent warrants issued to two of our customers that are currently outstanding;

▪	non-cash charges relating to stock-based compensation, amortization of intangible assets and impairment expenses related to inventory and long-lived assets;

▪	any involvement in significant litigation, and in particular intellectual property litigation;

▪	any payments resulting from our intellectual property indemnification policies and obligations;

•	any need for significant additional capital to finance our business;

•	any delay in shipments caused by shortages of components incorporated in products sold into the market, design errors or other manufacturing problems associated with such products;

•	warranty claims, product recalls and product liability for our HPC tools and for products that incorporate technology developed through our CDPs; and

•	business interruptions such as earthquakes and other natural disasters.

You should not rely on quarter-to-quarter comparisons to predict our future performance. Unfavorable changes in any of these or other factors may adversely affect our business, financial condition and results of operations.

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $1.5 million in the three months ended March 31, 2013, and $0.8 million, $30.0 million and $1.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Our accumulated deficit as of March 31, 2013 was $102.8 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

Our ability to achieve and maintain profitability will depend, in large part, on our success in addressing the following four challenges, as well as the other risk factors in this Item 1A:

•	We may be unable to achieve broad customer acceptance of our HPC platform and approach as an alternative to conventional research and development activities.

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

•	We may be unable to successfully collaborate with all of our customers to achieve the technological innovations sought by our customers.

Even if we achieve sufficient levels of customer acceptance of our HPC platform as an effective tool for R&D, we will not achieve significant revenue or profitability from a CDP if a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and intellectual property. CDPs are extremely complex and time-consuming to implement and costly to maintain. We rely to some degree on the efforts and resources of the customer. Differences of opinion over the implementation and management of the program may occur, which could lead to material delays and/or a failure to achieve the successful development of technology. In addition, there are a limited number of CDPs to which we can commit our resources at any given time. For a variety of reasons, including but not limited to insufficient R&D budgets of our customers or us, we may fail to achieve the technological innovations sought by our customers in a reasonable amount of time or at all. We do not know whether our customers will have sufficient resources to maintain or increase the level of investment in R&D required for a successful CDP. As an example, we expect our customer GLOBALFOUNDRIES, a leading semiconductor foundry, to narrow the scope of the CDP with us to address its highest priority applications. This reduction in scope will result in a greater concentration of risk of success being placed upon the remaining scope of our engagement, and we cannot guarantee that the remaining scope of the engagement will lead to a successful result. If a CDP does not generate sufficient revenue to recover the upfront costs and cash we invested in the CDP, this would adversely affect our results of operations.

•	Our customers may not be successful in commercializing products that incorporate technology and IP developed during our CDPs with them.

If we are successful in developing valuable technology for our customers, they still face significant challenges in commercializing products that incorporate such technology. The markets for products related to our engagements are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and the necessity of continually increasing product capabilities. We cannot assure you that our customers will dedicate the resources necessary to successfully execute their business strategies for these products. Our customers are not contractually obligated to us to make or sell any products incorporating CDP-developed technology. They may not have the financial strength to cost-effectively manufacture the products at high volume and in quantities sufficient to meet demand, or the competitiveness to market and sell their products in intensely competitive markets. They may experience delays in shipments caused by shortages of components incorporated in their products, design errors or other manufacturing problems associated with their products. A decline in demand or average selling prices in the end markets for products incorporating technology developed through our CDPs could result in declining sales revenue for our customers and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for products developed through our CDPs could also negatively affect such customer's willingness to work with us on other collaborations and could more generally harm our reputation and business prospects. Even if a customer is able to successfully commercialize a product, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our target markets.

•	Existing and potential customers may be resistant to paying license and royalty fees; and we may face challenges in monitoring and enforcing royalty agreements with existing customers.

Our royalty-bearing licenses with our customers lay the framework for ongoing royalty revenue from products that incorporate technology developed through our CDPs with these customers. Although our R&D activities under CDPs generate revenue for us, in order to achieve profitability we must be able to structure, negotiate and enforce agreements for the calculation and payment of higher-margin license and royalty revenue. Unless we adequately demonstrate the value of our platform to our customers and potential customers we may face resistance to structuring royalty arrangements in the future that are acceptable to us, or our customers and our potential customers may not agree to enter into royalty-bearing licenses with us at all. If we are able to negotiate appropriate agreements, we will need to rely on our customers to provide us with complete and accurate information regarding revenue and payments owed and to make those payments on a timely basis.

Licensing and royalty revenue we may receive in the future may be based on sales of products that incorporate technology developed through our CDPs. In order to accurately report our financial results on a timely basis, we will need to receive timely and accurate information from our customers regarding their sales and resulting payments they owe to us. If the information that we receive is not accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these parties, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements.

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

In some cases, the revenue we receive from our customers during the development stage is not sufficient for us to fully recover our costs and cash invested in HPC platforms dedicated to customer engagements, and our business model relies on licensing and royalty revenue based on the sales by our customers in the end-markets of products incorporating the technology developed through our CDPs. Our CDPs involve complex R&D, and our ability to develop the differentiated technology and intellectual property sought by our customers is inherently uncertain and difficult to predict. If a project fails to produce any measurable value to a customer, or if we are otherwise not successful in maintaining and managing a CDP, we may not receive sufficient amounts of licensing revenue to recover our upfront investment in the CDP.

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a relatively small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 64% of revenue in the three months ended March 31, 2013, and 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 25%, 28% and 29% of our revenue in each of these periods, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of royalties on the sale of products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of their products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers.

As an example, we expect our customer GLOBALFOUNDRIES to narrow the scope of its CDP with us to address its highest priority applications. Accordingly, we expect a reduction in the scope of R&D activities and associated CDP revenue beginning in 2013, which could adversely affect our business, financial condition and results of operations. In addition, our customer Elpida filed for protection under the Corporate Reorganization Act in Japan in February 2012 and is now subject to a proposed acquisition by Micron Technology, Inc. (“Micron”), a leading provider of memory chips.

In the event that Elpida issues all of its equity to, and becomes a wholly-owned of subsidiary of, Micron, we have agreed to terminate our activities under our CDP agreement with Elpida at Elpida's request, and effectively to transfer to Micron the exclusive licenses that we previously granted to Elpida for certain technology and IP arising out of the Elpida CDP. However, there can be no assurance the acquisition will be completed in a timely manner, or at all. If the acquisition were not completed, we may not be able to convert all or part of the remaining backlog with Elpida to revenue and we may lose Elpida as a customer, which could adversely affect our business, financial condition and results of operations. As of March 31, 2013 we had $23.8 million in backlog from Elpida, of which $3.8 million is scheduled to be recognized as revenue during 2013 with the balance scheduled to be recognized as revenue in periods beyond 2013. Of the $3.8 million in backlog to be recognized as revenue during 2013 that is attributable to Elpida, we received payment in the amount of $1.3 million in March 2013 for license fees for the three months ending June 30, 2013.

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

The semiconductor industry is highly cyclical, subject to significant downturns, price volatility, and other dynamics that make the industry very unpredictable. These factors can have a material adverse impact on our business both directly, and indirectly through the impact on our customers in the industry.*

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. The timing and length of these cycles is extremely difficult to predict, which makes it challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, financial condition and results of operations. In addition, the semiconductor industry has historically experienced price volatility. Because the substantial majority of our revenue comes from customers in semiconductor industry, we may experience significant fluctuations in operating results due to the cyclicality and price volatility of the industry.

The industry has also been affected in recent years by uncertainty in the credit markets. This uncertainty may cause sudden changes in our customers' manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for products incorporating our technology by consumers, inventory levels relative to demand, and access to affordable capital. For example, pressures in the DRAM sector caused financial difficulties for our customer, Elpida.

Industry consolidation (including but not limited to consolidation of semiconductor manufacturing towards foundries and large-scale manufacturers, and the subsequent concentration of research and innovation in manufacturing process development) has increased in recent years, and we may continue to see high levels of consolidation in the future. This will likely result in a smaller number of companies, but more large companies with greater financial resources - companies that may be less likely to become our customers than smaller companies with more limited R&D resources. Furthermore, if any of our existing customers is acquired, the acquiror may not continue to engage in a CDP with us or may choose to focus its product development and commercialization on technologies not covered by our CDP.

The clean energy industry in general is in a very early stage of development, and the solar industry may experience economic challenges. As a result, we may not earn significant revenue from our initiatives in this industry for an extended period.*

The clean energy industry is comprised of several sectors including energy-efficient glass, solar cells, light emitting diodes (LEDs), advanced batteries and other energy-efficiency technologies. Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve widespread market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance and to garner significant revenue, we may not earn material revenue from our initiatives in this area until market acceptance, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean energy industry, which could adversely affect our operating results.

The solar industry may again experience a challenging environment as it has done in the recent past. The demand for solar products is also influenced by macroeconomic factors such as the global economic conditions, including the ongoing debt crisis in Europe. A global economic downturn that affects the availability of financing can slow enterprise solar projects; it can also affect individual customers, who may be reluctant to assume high up-front costs and will have more difficulty getting access to capital to cover those costs. Any negative market and industry trends could materially and adversely affect our existing and potential customers in the solar segment and ultimately have a negative impact on our clean energy business.

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

Our customers require a significant amount of individualized attention as well as dedicated lab space at our facilities for CDPs. We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet these types of demands for our customers. In addition, because of the significant confidentiality concerns associated with the projects and products we work on and the restrictions on resource and information sharing we have implemented in response, we are not able to fully capitalize upon economies of scale. If the demand for our services and products exceeds our capacity to meet such demand, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our growth may be hindered and our business and operating results could be adversely affected.

We may be unable to make the substantial R&D investments required to remain competitive in our business.

The semiconductor and clean energy industries require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We are continually working to develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, LEDs, flat-panel displays, advanced batteries and other energy-efficiency technologies. This is an extremely complex and costly process. We expect R&D expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base and any associated increase in upfront R&D costs.

Although we are making progress in certain areas, we have limited expertise and experience in other fields. We may be required to invest significantly greater resources than anticipated in our R&D efforts. If we are unable to build new systems, or configure, modify, expand or customize existing systems for these applications and develop our expertise to support these fields, our business growth might be limited, and our business and results of operations could be materially and adversely affected.

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of multiple customers. Any failure on our part to adequately protect against potential conflicts of interest and breaches of confidentiality by us would harm our reputation and our relationships with our customers, and our business prospects and operating results would be materially and adversely affected. Moreover, some customers may hesitate to grant us access to their proprietary information, which could impair our ability to provide value for such customers.*

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our customers will perceive these measures to be effective, or that they will be, in all circumstances. Our failure to adequately address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to enter into new CDPs and cause our revenue and operating results to decline significantly.

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

We have to evaluate multiple elements of our customers' value chains to help them test and develop end products that meet their specifications, including the materials, tools and equipment used by them during the manufacturing process. Our ability to evaluate a customer's value chain effectively may sometimes depend on cooperation from such customer's materials suppliers and equipment manufacturers and on access to their data and tools. Our evaluation of the materials and equipment in the value chain must be unbiased to maintain credibility with our customers, and our evaluation sometimes results in recommendations that our customers change materials and tools providers or equipment manufacturers. Our recommendations may negatively impact our relationships with materials and tool providers and equipment manufacturers. Tensions in our relationships with these providers and manufacturers may cause these parties to limit or deny our access to their newest materials and equipment, which would in turn limit our ability to complete our development activities with our customers or control the quality of the combinatorial methods applied to their development efforts, which would adversely affect our business and operations.

Failure of our suppliers to timely deliver sufficient quantities of the components or materials that we use in our collaborations may result in delays or other disruptions in executing our CDPs, which could adversely affect our business, financial condition and results of operations.*

We have historically relied on a small number of contract manufacturing companies for the manufacture and assembly of a majority of our HPC tools. While we are not dependent on any single contract manufacturing company, key parts of our tools are currently available only from a limited number of sources. In addition, components of our capital equipment are available from only a few suppliers. If supplies from these vendors are delayed or interrupted for any reason, we may not be able to get equipment or components for our tools or our own research efforts in a timely fashion or in sufficient quantities or under acceptable terms, if at all. Even though alternative sources of supply would be available, it could be time-consuming and expensive for us to qualify new vendors and work with them to integrate our designs into the tools they manufacture for us. In addition, we depend upon our vendors to provide components of appropriate quality and reliability. Consequently, if supplies from these vendors were delayed or interrupted for any reason, it could materially and adversely affect our business.

Our future growth may present challenges to our management and administrative systems and resources, which could adversely affect our business, financial condition and results of operations.*

In order to successfully expand our business we will need to continue to grow in all operational areas and to successfully integrate new employees. In particular, we expect continued growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, operational systems and facilities, which may make it difficult to implement our business strategy. The addition of new employees may also increase the likelihood of employee claims against us.

To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement these enhancements efficiently and quickly, then we will not be able to successfully grow our business as planned. Our future operating results will also depend on our management's ability to:

•	improve our sales, marketing and customer support programs and our R&D efforts;

•	enhance our operational and financial control systems;

•	expand, train and manage our employee base and promptly replace departing employees with key skills; and

•	effectively address new issues related to our growth as they arise.

We may not manage our expansion successfully, which could materially and adversely affect our business, financial condition and results of operations.

Acquisitions may harm our business and operating results, cause us to incur debt or assume contingent liabilities or dilute our stockholders.*

We have made and may in the future make strategic investments or acquisitions where there is an opportunity to expand the potential applications and reach of our HPC platform. Exploring and implementing any investments or acquisitions may place strain upon our ability to manage our future growth and may divert management attention from our core development and licensing business. There are also other risks associated with this strategy. We cannot assure you that we will be able to make investments or acquire businesses on satisfactory terms, that any business acquired by us or in which we invest will be integrated successfully into our operations or be able to operate profitably, or that we will be able to realize any expected synergies or benefits from such investments or acquisitions. Our relative inexperience in effecting such transactions heightens these risks. In addition, to finance any acquisitions or investments, we may utilize our existing funds, or might need to raise additional funds through public or private equity or debt financings. We may be unable to obtain financing to fund future acquisitions on attractive terms, or at all. Additionally, equity financings may result in dilution to our stockholders. We cannot predict the number, timing or size of investments or acquisitions, or the effect that any such transactions might have on our operating results.

Our financial obligation to Symyx Technologies, Inc. could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.*

In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under a then- existing license agreement with Symyx, we issued a promissory note in the principal amount of $27.3 million to Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., upon the consummation of our initial public offering. The promissory note matures on November 23, 2013, and has an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. During the three months ended March 31, 2013, we paid Symyx $0.5 million, including interest of $0.3 million and principal of $0.2 million. During the fiscal year ended December 31, 2012, we paid Symyx $2.0 million, which included interest in the amount of $1.2 million and principal in the amount of $0.8 million. As of March 31, 2013, we anticipate that we will make a final payment of $25.9 million in November 2013.

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

We may need additional capital in the future to finance our business.*

Our future capital requirements may be substantial, particularly as our Symyx note becomes due in November 2013, and as we continue to develop our business and expand our collaborative development efforts. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. In particular we may be required to raise additional capital if we choose to expand our business through strategic investments or acquisitions. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining anticipated levels of payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries and markets, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures.

If our capital resources are insufficient to meet our capital requirements, and our revenue is insufficient to support any of these activities, then we will have to raise additional funds. If future financings involve the issuance of equity securities, our then-existing stockholders may suffer dilution. If we raise future debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate R&D programs, curtail or cease operations, obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may not be able to successfully execute our business plan or continue our business.

If we lose one or more of our key personnel without obtaining adequate replacements in a timely manner or if we are unable to retain and recruit skilled personnel, our operations could become disrupted and the growth of our business could be delayed or restricted.*

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. David Lazovsky, our President and Chief Executive Officer, and Dr. Tony Chiang, our Chief Technology Officer. If we lose the services of Mr. Lazovsky or Dr. Chiang, it could slow the execution of our business plan, hinder our development processes and impair our sales efforts, and searching for a replacement could divert our other senior management's time and increase our operating expenses. In addition, our customers could become concerned about our future operations, which could harm our reputation.

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

Our future success and competitiveness depends on our ability to retain and motivate our unique team of highly skilled scientists and engineers, and to recruit and hire similarly qualified replacements for any who leave the company. These scientists and engineers have expertise across various disciplines, fields and technologies, including engineering, materials science, process development and integration, equipment, device process technologies and device integration. In addition, as we grow, we will have to continue to retain, attract and motivate qualified and talented personnel, including our scientists and engineers, management, sales and marketing and legal and finance personnel. Because our CDPs are customer-specific and project-specific and last for a significant period of time, the loss of key scientists or engineers or other personnel could have an adverse effect on a particular development program and on our ability to deliver results to a customer in a timely manner or at all. We do not know whether we will be able to retain all of these employees or hire appropriate replacements for any who leave the company, as we continue to pursue our business strategy. Competition for personnel is intense in the semiconductor and clean energy industries.

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

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $3.3 million (18.8%) of our revenue in the three months ended March 31, 2013, and $21.1 million (31.6%), $21.0 million (39.0%) and $26.0 million (60.9%) of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 8.6% of our outstanding stock as of March 31, 2013, accounted for $2.1 million (12.2%) of our revenue in the three months ended March 31, 2013, and $16.5 million (24.7%), $15.8 million (29.3%) and $22.1 million (51.8%) of our revenue during the year ended December 31, 2012, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

In addition, some of our largest customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Also, a substantial portion of the consumer products market that serves as the end-market for the products we help our customers to develop is located in Asia. As a result, our operations are subject to substantial influence by political and economic conditions. Reduced end user demand as well as disruptions to the supply chain for our customers resulting from these or other events could lead to a reduction in our revenue and an adverse impact on our financial condition. Our licensing and royalty revenue is derived from sales of products that incorporate technology developed through our CDPs. To the extent that sales for these customer products are denominated in a foreign currency, an increase in the value of the U.S. dollar relative to such foreign currencies could adversely affect our licensing and royalty revenue irrespective of the volume of such products sold, which could adversely affect our business and operating results.

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

Our ability to use our net operating loss carryforwards to offset future taxable income, and our ability to use our tax credit carryforwards, may be subject to certain limitations.*

Our ability to use our net operating loss carryforwards to offset future taxable income, and our ability to use our tax credit carryforwards, may be subject to certain limitations.

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

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of March 31, 2013, we owned or had exclusive licenses to 1,031 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed through the CDPs. While we have been filing patent applications to seek protection for the further evolution of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. We cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP registered or applied for outside of the U.S. that we purchase. Also, patent protection in foreign countries may be limited or unavailable where we need this type of protection.A more detailed description of how we protect our IP is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2012 Form 10-K.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. The stock markets in general have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. A portion of most future fluctuations in our stock price will likely be related to the risk factors described in this section. However, as is the case for many companies with volatile stock prices, price fluctuations may be disproportionate, or even unrelated, to the their operating performance. In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. Factors that could contribute to volatility in our stock price include but are not limited to the following:

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

If we experience material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to conduct a comprehensive evaluation of our disclosure controls and procedures over financial reporting. The results of this assessment need to be included in our annual report and we are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, as well as an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 76.6% of our common stock outstanding as of March 31, 2013. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 17.0%, 16.9% and 9.6%, respectively, of our common stock outstanding as of March 31, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of March 31, 2013, we had 44,620,788 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of March 31, 2013, the holders of 19,079,670 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 14.2 million shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
On November 17, 2011, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 (File No. 333-175877), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we issued and sold 5,681,796 shares of our common stock and Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc., sold 3,968,204 shares of our common stock, each at a public offering price of $10.00 per share. After deducting underwriting discounts, commissions and offering expenses paid or payable by us, our net proceeds from the offering were approximately $49.2 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). In connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note in the principal amount of $27.3 million to Symyx upon the consummation of our initial public offering. The promissory note has a term of 24 months, an interest rate equal to 4% and is payable in an amount equal to the lesser of the principal amount and the greater of $0.5 million per quarter or the amount of accrued interest, with a balloon payment at maturity if applicable. The promissory note is secured by all of our tangible personal property, but excluding intellectual property. We also agreed to reimburse Symyx for 50% of their underwriting discounts and commissions from the sale of their shares in our initial public offering, which amount was equal to $1.4 million. A portion of the net proceeds of our initial public offering will be used to make payments of scheduled interest and payment of principal on the promissory at any time at or prior to maturity. From November 17, 2011, the date on which the SEC declared effective the registration statement on Form S-1 for our initial public offering, through March 31, 2013, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. We have also paid Symyx an aggregate of $2.5 million and principal in the amount of $1.0 million. We have invested the remainder of funds received in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.
ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011 (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008	S-1	07/29/11	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010	S-1/A	10/26/11	4.3

4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011	S-1	07/29/11	10.1
4.5	Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011	10-K	03/16/12	4.5
10.20 †	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.				X
10.21 †	Tool Purchase and Informatics License Agreement by and between First Solar, Inc. and Intermolecular, Inc., dated February 6, 2013				X
10.22 +	Separation Agreement and General Release Agreement, effective March 28, 2013, by and between John R. Behnke and Intermolecular, Inc.				X
10.23 +	Employment Agreement dated March 25, 2013 by and between Raj Jammy and Intermolecular, Inc.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
(1) All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.
† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
+ Indicates a management contract or compensatory plan.
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

INTERMOLECULAR, INC.
(Registrant)
Date: May 2, 2013	By:	/s/ Peter L. Eidelman
Peter L. Eidelman
Chief Financial Officer