Form 10-Q
period 2013-06-30
INTERMOLECULAR INC
filed 2013-08-07
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 2, 2013
Common stock, $0.001 par value	45,221,847

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$79,812	$78,283
Short-term investments	1,000	—
Accounts receivable, net of allowance for doubtful accounts of $170 as of June 30, 2013 and December 31, 2012	4,370	7,294
Accounts receivable, due from related parties	619	1,036
Inventory, current portion	1,627	1,631
Prepaid expenses and other current assets	1,257	1,361
Total current assets	88,685	89,605
Inventory, net of current portion	4,488	3,160
Property and equipment, net	25,937	24,058
Intangible assets, net	7,010	6,671
Other assets	173	191
Total assets	$126,293	$123,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$971
Accrued liabilities	4,297	3,386
Accrued compensation and employee benefits	2,702	3,397
Deferred revenue	2,952	2,301
Related party deferred revenue	2,795	829
Note payable	25,000	26,514
Total current liabilities	38,490	37,398
Deferred rent, net of current portion	414	624
Other long-term liabilities	53	146
Total liabilities	38,957	38,168
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share—200,000,000 and 200,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 45,135,794 and 44,046,970 shares issued and outstanding, respectively	45	44
Additional paid-in capital	190,826	186,778
Accumulated deficit	(103,535)	(101,305)
Total stockholders’ equity	87,336	85,517
Total liabilities and stockholders’ equity	$126,293	$123,685

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Collaborative development program and services revenue	$12,799	$11,160	$23,702	$23,355
Product revenue	—	2,057	3,104	2,735
Licensing and royalty revenue	3,809	3,296	7,235	6,805
Total revenue	16,608	16,513	34,041	32,895
Cost of revenue:
Cost of collaborative development program and services revenue	7,080	6,557	13,738	13,436
Cost of product revenue	—	847	1,133	1,081
Cost of licensing and royalty revenue	60	70	112	145
Total cost of revenue	7,140	7,474	14,983	14,662
Gross profit	9,468	9,039	19,058	18,233
Operating expenses:
Research and development	5,448	5,760	11,620	10,828
Sales and marketing	1,578	1,272	3,215	2,512
General and administrative	3,042	2,722	6,034	5,540
Total operating expenses	10,068	9,754	20,869	18,880
Loss from operations	(600)	(715)	(1,811)	(647)
Other income (expense):
Interest expense, net	(231)	(250)	(481)	(499)
Other income, net	87	12	68	6
Total other income (expense), net	(144)	(238)	(413)	(493)
Loss before provision for income taxes	(744)	(953)	(2,224)	(1,140)
Provision for income taxes	—	7	6	6
Net loss	(744)	(960)	(2,230)	(1,146)
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	44,630,442	42,650,369	44,386,111	42,445,853
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Collaborative development program and services revenue	$1,900	$2,751	3,812	5,748
Product revenue	—	1,379	—	1,379
Licensing and royalty revenue	1,358	1,771	2,724	3,564
Total revenue	$3,258	$5,901	$6,536	$10,691
Cost of Revenue:
Cost of collaborative development program and services revenue	$—	$27	—	30
Total cost of revenue	$—	$27	$—	$30
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss for the period	$(744)	$(960)	$(2,230)	$(1,146)
Other comprehensive loss	—	—	—	—
Comprehensive loss for the period, net of income tax	$(744)	$(960)	$(2,230)	$(1,146)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,230)	$(1,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,546	3,852
Stock-based compensation	2,764	1,754
Impairment of long-lived assets	—	930
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	139	858
Inventory	(931)	(1,431)
Accounts receivable	3,341	5,180
Accounts payable	(155)	(274)
Accrued and other liabilities	(32)	(1,062)
Deferred revenue	651	(1,151)
Related party deferred revenue	1,966	(4,930)
Net cash provided by operating activities	10,065	2,580
Cash flows from investing activities:
Purchase of short-term investments	(1,001)	(2,201)
Redemption of short-term investments	1	—
Purchase of property and equipment	(6,457)	(1,833)
Purchased and capitalized intangible assets	(833)	(595)
Net cash used in investing activities	(8,290)	(4,629)
Cash flows from financing activities:
Proceeds from debt	25,000	—
Payment of debt	(26,514)	(344)
Proceeds from exercise of common stock options	1,268	968
Net cash (used in) provided by financing activities	(246)	624
Net increase (decrease) in cash and cash equivalents	1,529	(1,425)
Cash and cash equivalents at beginning of period	78,283	81,002
Cash and cash equivalents at end of period	$79,812	$79,577

Supplemental disclosure of cash flow information:
Cash paid for interest	$442	$656
Cash paid for income taxes, net of refunds received	$—	$28
Noncash investing activities:
Transfer of property and equipment to inventory	$393	$—

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the "Company") have been prepared without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 4, 2013.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements as of the year then ended.
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
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $3.7 million and $2.4 million as of June 30, 2013 and December 31, 2012, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.8 million as of June 30, 2013 and December 31, 2012. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not experience any material inventory impairments during the three and six months ended June 30, 2013 and 2012.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recorded $0.9 million of expense related to the impairment of assets that had supported a customer collaborative development program and platform prototypes for new application development.
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
Collaborative development programs and other services—The Company enters into collaborative development programs ("CDPs") and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the six months ended June 30, 2013 and 2012 was $4.3 million and $5.0 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $3.3 million and $8.4 million as of June 30, 2013 and December 31, 2012, respectively.
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
For all transactions entered into after December 31, 2010, the Company recognizes revenue using estimated selling prices of the delivered goods and services based on a hierarchy of methods as required by GAAP. The Company uses vendor-specific objective evidence of selling price ("VSOE") for determination of estimated selling price of elements in each arrangement if available, and since third-party evidence ("TPE") is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its estimated selling prices ("ESP") for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.
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
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay.
Concentration of Revenue and Accounts Receivable
Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	13%	29%	12%	25%	10%	*
Customer B	22%	27%	22%	30%	11%	25%
Customer C	15%	14%	16%	14%	*	*
Customer D	*	*	*	*	11%	12%
Customer E	*	—%	17%	—%	*	40%
Customer F	*	—%	*	—%	24%	—%
Customer G	*	*	*	*	12%	*

*                                         less than 10%
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
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. The Company does not have any financial liabilities that are measured and reported at fair value. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of June 30, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$69,760	$69,760	$—	$—
Certificates of deposit	1,000	—	1,000	—
Total assets measured at fair value	$70,760	$69,760	$1,000	$—

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$70,488	$70,488	$—	$—
Certificates of deposit	—	—	—	—
Total assets measured at fair value	$70,488	$70,488	$—	$—
3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Lab equipment and machinery	$43,174	$38,667
Leasehold improvements	3,394	2,873
Computer equipment and software	3,478	3,467
Furniture and fixtures	166	160
Construction in progress	6,698	5,964
Total property and equipment	56,910	51,131
Less accumulated depreciation	(30,973)	(27,073)
Property and equipment, net	$25,937	$24,058

On May 31, 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made available to the Company loans under a revolving line to refinance existing indebtedness (including the repayment of all remaining principal and accrued interest under the secured promissory note that the Company issued to Symyx Technologies, Inc. ("Symyx") in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, and as of June 30, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property. As of December 31, 2012 all tangible property and equipment was pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense	$2,193	$1,856	$4,244	$3,565

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of $2.2 million and $5.9 million as of June 30, 2013 and December 31, 2012, respectively.

4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Patents issued	$4,297	$3,932
Patents pending	3,662	3,386
Trademarks	40	40
Total intangible assets	7,999	7,358
Less patent amortization	(989)	(687)
Intangible assets, net	$7,010	$6,671

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
The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$152	$144	$302	$287

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rent expense	$324	$324	$648	$648
Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of June 30, 2013:
Six months ending December 31, 2013	$833
The years ending December 31,
2014	1,707
2015	728
Total	$3,268
During 2013, the Company has made payments in the amount of $0.8 million related to this operating lease.

Symyx Asset Purchase and Note Payable
In connection with the consummation of the Symyx asset purchase transaction in November 2011, the Company issued Symyx a secured promissory note in a principal amount equal to $27.3 million with a term of 24 months and an interest rate equal to 4%. The note was payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. The note was also pre-payable by the Company at any time without penalty or premium, and was secured by tangible personal property, excluding intellectual property. On May 31, 2013, the Company used $25.0 million of the net proceeds from a revolving line with Silicon Valley Bank ("SVB") and $1.5 million of cash to retire and repay all remaining principal and accrued interest upon the note. Over the life of the Symyx note the Company paid a total of $29.0 million, of which approximately $1.6 million related to interest expense.
The following table presents payments made during the three and six months ended June 30, 2013 in connection with the note payable to Symyx (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal	Interest	Total	Principal	Interest	Total
Symyx payments	$26,277	$176	$26,453	$26,516	$437	$26,953

Silicon Valley Bank Loan Agreement
On May 31, 2013, the Company entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to the Company loans under a revolving line to refinance existing indebtedness (including the repayment of the Symyx note) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and as of June 30, 2013, the Company was compliant with the terms of that loan covenant. Prior to November 30, 2013, the Company has the option to convert all or any part of the outstanding advances under the revolving line into a term loan. This option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%.

The Company is obligated to pay interest on the revolving line credit extensions on a monthly basis and is obligated to pay the principal amount of all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the three months ended June 30, 2013, the Company paid SVB $2,000 of interest for the amounts drawn under the Loan Agreement during such period. For any amount converted into a term loan prior to November 30, 2013, the Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and the Company would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At the Company's option, the Company may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, the Company is obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.

6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (in years)	6.0	5.7	6.0	6.0
Risk-free interest rate	1.0%	0.9%	1.1%	1.2%
Expected volatility	60%	61%	60%	60%
Expected dividend rate	—%	—%	—%	—%
Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$398	$246	$772	$530
Research and development	289	221	684	430
Sales and marketing	277	226	557	351
General and administrative	400	234	751	443
Total stock-based compensation	$1,364	$927	$2,764	$1,754

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	$950	$844	$1,968	$1,638
Restricted stock awards and restricted stock units (RSUs)	414	83	796	116
Total stock-based compensation	$1,364	$927	$2,764	$1,754

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2013, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,408	2.6
RSUs	$4,613	3.4

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	894,800	$5.06	990,679	$4.73
RSU	644,000	$9.26	274,070	$6.48

The total intrinsic value of stock options exercised for the six months ended June 30, 2013 and 2012 was $5.8 million and $4.8 million, respectively.
Common Stock Warrants
As of June 30, 2013 and December 31, 2012 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 were exercisable as of June 30, 2013 and December 31, 2012.
Common Stock
As of June 30, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2013	December 31, 2012
Number of stock options outstanding	7,133,921	7,426,417
Number of RSUs outstanding	756,955	254,863
Shares available for future grant	5,936,086	5,001,956
Number of warrants outstanding	912,368	912,368
Total shares reserved	14,739,330	13,595,604

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(744)	$(960)	$(2,230)	$(1,146)
Shares used in computing net loss per share of common stock, basic and diluted	44,630,442	42,650,369	44,386,111	42,445,853
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options to purchase common stock	7,133,921	8,094,398	7,133,921	8,094,398
RSUs	756,955	266,810	756,955	266,810
Common stock subject to repurchase	—	7,500	—	7,500
Common stock warrants	912,368	912,368	912,368	912,368

8. Income Taxes
Income tax expense for the six months ended June 30, 2013 was $6,000 or 0.3% on a pre-tax loss of $2.2 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of June 30, 2013 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of June 30, 2013, this shareholder was a beneficial owner of approximately 9.5% of the Company’s common stock. As of June 30, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.1 million and $0.4 million, respectively, and had a deferred revenue balance in the amount of $0 and $0.1 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Related party revenue	$1,158	$1,055	$2,317	$2,389

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 8.5% of the Company’s common stock as of June 30, 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in April 2013. As of June 30, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.5 million and $0.6 million, respectively, and had a deferred revenue balance in the amount of $2.8 million and $0.7 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Related party revenue	$2,100	$4,846	$4,219	$8,302
Related cost of revenue	$—	$27	$—	$30

10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$11,822	$12,351	$24,844	$24,399
Japan	3,746	3,317	7,807	6,882
APAC other	1,040	817	1,281	1,552
Europe and Middle East	—	28	109	62
Total	$16,608	$16,513	$34,041	$32,895

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and in our Annual Report on Form 10-K (the “2012 Form 10-K”) and subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2012 Form 10-K and subsequent quarterly reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Through paid collaborative development programs ("CDPs") with our customers, we develop proprietary technology and intellectual property ("IP") for our customers focused on advanced materials, processes, integration and device architectures. This technology enables our customers to bring optimized, high-volume manufacturing-ready integrated devices to market faster and with less risk than conventional approaches to research and development ("R&D"). We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Through paid CDPs and our own development, we have established a portfolio of greater than 1,000 patents and patent applications. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include the markets for semiconductors, flat glass coatings and glass-based devices, solar cells, light-emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy efficiency applications.
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $16.6 million and $34.0 million for the three and six months ended June 30, 2013 from $16.5 million and $32.9 million for the three and six months ended June 30, 2012. Our net loss decreased to $0.7 million for the three months ended June 30, 2013, from a net loss of $1.0 million for the three months ended June 30, 2012 and increased to a net loss of $2.2 million during the six months ended June 30, 2013 from a net loss of $1.1 million during the six months ended June 30, 2012. Since inception, we have incurred net losses leading to an accumulated deficit of $103.5 million as of June 30, 2013.
In August 2013, one of our significant customers, Elpida Memory, Inc. ("Elpida"), was acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips. As of June 30, 2013 we had $22.5 million in backlog from

Elpida, of which $2.5 million is scheduled to be recognized as revenue during 2013 with the balance scheduled to be recognized as revenue in periods beyond 2013. Of the $2.5 million in backlog to be recognized as revenue during 2013 that is attributable to Elpida, we received payment in the amount of $1.3 million in June 2013 for license fees for the three months ending September 30, 2013. Following the acquisition of Elpida by Micron, Elpida issued all of its equity to, and became a wholly-owned of subsidiary of, Micron. Our backlog from Elpida following the acquisition by Micron remains unchanged at $22.5 million as of June 30, 2013.
Strategy
Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida, Epistar, First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.
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

Cost of Revenue
Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs. As products are commercialized that incorporate technology developed through our CDPs, we expect our cost of revenue to decrease as a percentage of total revenue when licensing and royalty revenue become an increasing component of our revenue. As a result of our asset purchase transaction with Symyx Technologies, Inc. ("Symyx") in 2011, the amortization of acquired patents is being recorded in cost of revenue.

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

Interest Expense, net
Interest expense primarily consists of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011 and the refinancing of the note payable to Symyx that was paid in full during the three months ended June 30, 2013 with a line of credit from Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2013 as compared to those disclosed in our 2012 Form 10-K. For further information on our critical and other significant accounting policies, see our 2012 Form 10-K.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have not yet been adopted that are expected to have any impact on our financial position, results of operations or cash flows.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Collaborative development program and services revenue	$12,799	$11,160	$1,639	15%	$23,702	$23,355	$347	1%
Product revenue	—	2,057	(2,057)	(100)%	3,104	2,735	369	13%
Licensing and royalty revenue	3,809	3,296	513	16%	7,235	6,805	430	6%
Total revenue	16,608	16,513	95	1%	34,041	32,895	1,146	3%
Cost of revenue:	7,140	7,474	(334)	(4)%	14,983	14,662	321	2%
Gross profit	9,468	9,039	429	5%	19,058	18,233	825	5%
Operating expenses:
Research and development	5,448	5,760	(312)	(5)%	11,620	10,828	792	7%
Sales and marketing	1,578	1,272	306	24%	3,215	2,512	703	28%
General and administrative	3,042	2,722	320	12%	6,034	5,540	494	9%
Total operating expenses	10,068	9,754	314	3%	20,869	18,880	1,989	11%
Loss from operations	(600)	(715)	115		(1,811)	(647)	(1,164)
Other income (expense):
Interest expense, net	(231)	(250)	19		(481)	(499)	18
Other income, net	87	12	75		68	6	62
Total other income (expense), net	(144)	(238)	94		(413)	(493)	80
Loss before provision for income taxes	(744)	(953)	209		(2,224)	(1,140)	(1,084)
Provision for income taxes	—	7	(7)		6	6	—
Net loss	$(744)	$(960)	$216		$(2,230)	$(1,146)	$(1,084)
Revenue
Our revenue increased by $0.1 million, or 1%, to $16.6 million during the three months ended June 30, 2013 from $16.5 million during the three months ended June 30, 2012 due to increases in CDP and services revenue and licensing and royalty revenue offset by a decrease in product revenue.

Our revenue increased by $1.1 million, or 3%, to $34.0 million during the six months ended June 30, 2013 from $32.9 million during the six months ended June 30, 2012 due to increases in CDP and services revenue, product revenue and licensing and royalty revenue.

CDP and services revenue increased by $1.6 million, or 15%, to $12.8 million during the three months ended June 30, 2013 from $11.2 million during the three months ended June 30, 2012. This increase was primarily attributable to $1.6 million in revenue derived from the expansion of existing customer engagements, combined with $2.1 million in revenue derived from new customer engagements, including a government service contract, offset by a $2.1 million decrease in revenue from the scheduled completion and reduction of CDPs. Of the growth from the expansion of existing customer engagements, $2.1 million in revenue was derived from three CDPs.

CDP and services revenue increased by $0.3 million, or 1%, to $23.7 million during the six months ended June 30, 2013 from $23.4 million during the six months ended June 30, 2012. This increase was primarily attributable to $1.8 million in revenue derived from the expansion of existing customer engagements, combined with $2.2 million in revenue derived from new customer engagements, including a government service contract, offset by a $3.7 million decrease in revenue from the scheduled completion and reduction of certain CDPs. Of the growth from the expansion of existing customer engagements, $2.2 million in revenue was derived from four CDPs.

Product revenue decreased by $2.1 million during the three months ended June 30, 2013 from $2.1 million during the three months ended June 30, 2012 as there were no product sales during the three months ended June 30, 2013.

Product revenue increased by $0.4 million, or 13%, to $3.1 million during the six months ended June 30, 2013 from $2.7 million during the six months ended June 30, 2012. This increase was attributable to the sale of elements of a product workflow and embedded software.

Licensing and royalty revenue increased by $0.5 million, or 16%, to $3.8 million during the three months ended June 30, 2013 from $3.3 million during the three months ended June 30, 2012. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts offset by a scheduled reduction in minimum license fee revenues.

Licensing and royalty revenue increased by $0.4 million, or 6%, to $7.2 million during the six months ended June 30, 2013 from $6.8 million during the six months ended June 30, 2012. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts offset by a scheduled reduction in minimum license fee revenues.

The following table presents revenue by geographic region (based on invoiced locations) during the three and six months ended June 30, 2013 and 2012 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
United States	$11,822	71%	$12,351	75%	$24,844	73%	$24,399	74%
Japan	3,746	23%	3,317	20%	7,807	23%	6,882	21%
APAC other	1,040	6%	817	5%	1,281	4%	1,552	5%
Europe and Middle East	—	—%	28	—%	109	—%	62	—%
Total	$16,608	100%	$16,513	100%	$34,041	100%	$32,895	100%

Cost of Revenue

Cost of revenue decreased by $0.3 million, or 4%, to $7.1 million during the three months ended June 30, 2013 from $7.5 million during the three months ended June 30, 2012. This change is primarily attributable to a $0.8 million decrease in direct product cost consistent with product revenue from the three months ended June 30, 2012. This decrease was partially offset by an increase in CDP and services revenue from new and ongoing customer engagements, which resulted in a $0.5 million increase in direct labor, materials and other costs associated with these programs.

Cost of revenue increased by $0.3 million, or 2%, to $15.0 million during the six months ended June 30, 2013 from $14.7 million during the six months ended June 30, 2012. This change is primarily attributable to increased CDP and services revenue and product revenue recognized from new and ongoing customer engagements, which resulted in a $0.3 million increase in direct labor, materials and other costs associated with these programs.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin for the three months ended June 30, 2013 was 57.0% compared to 54.7% for the three months ended June 30, 2012. This increase is primarily attributable to the growth in licensing and royalty revenue and increased CDP and services revenue relative to the cost of sales to support these customer engagements. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Gross margin for the six months ended June 30, 2013 was 56.0% compared to 55.4% for the six months ended June 30, 2012. This increase is primarily attributable to the growth in licensing and royalty revenue, increased CDP and services revenue, and increased product revenue relative to the cost of sales to support these customer engagements. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Research and Development

Research and development expenses decreased by $0.3 million, or 5%, to $5.4 million during the three months ended June 30, 2013 from $5.8 million during the three months ended June 30, 2012. The change is primarily attributable to $0.6 million decrease in depreciation expense due to an asset impairment expense related to the retirement of assets previously supporting new application development during the three months ended June 30, 2012. These costs are partially offset by a $0.3 million increase in engineering parts and other expenses associated with new application development. Research and development expense included stock-based compensation of $0.4 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively.

Research and development expenses increased by $0.8 million, or 7%, to $11.6 million during the six months ended June 30, 2013 from $10.8 million during the six months ended June 30, 2012. The change is primarily attributable to $0.9 million in higher personnel costs as a result of increased headcount and higher stock-based compensation expense and $0.3 million in engineering parts and other expenses associated with new application development. These costs are partially offset by a $0.6 million decrease in depreciation expense due to an asset impairment expense related to the retirement of assets previously supporting new application development during the six months ended June 30, 2012. Research and development expense included stock-based compensation of $0.7 million and $0.4 million during the six months ended June 30, 2013 and 2012, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 24%, to $1.6 million during the three months ended June 30, 2013 from $1.3 million during the three months ended June 30, 2012. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.3 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses increased by $0.7 million, or 28%, to $3.2 million during the six months ended June 30, 2013 from $2.5 million during the six months ended June 30, 2012. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.6 million and $0.4 million during the six months ended June 30, 2013 and 2012, respectively.

General and Administrative

General and administrative expenses increased by $0.3 million, or 12%, to $3.0 million during the three months ended June 30, 2013 from $2.7 million during the three months ended June 30, 2012. This increase is primarily attributable to $0.3 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $0.4 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively.

General and administrative expenses increased by $0.5 million, or 9%, to $6.0 million during the six months ended June 30, 2013 from $5.5 million during the six months ended June 30, 2012. This increase is primarily attributable to $0.7 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits. These costs are partially offset by a $0.4 million decrease in professional fees and other administrative expenses. General and administrative expense included stock-based compensation of $0.8 million and $0.4 million during the six months ended June 30, 2013 and 2012, respectively.

Loss from Operations

Our operating loss decreased by $0.1 million to an operating loss of $0.6 million during the three months ended June 30, 2013 from an operating loss of $0.7 million during the three months ended June 30, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $0.3 million to $10.1 million during the three months ended June 30, 2013 from $9.8 million during the three months ended June 30, 2012. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Our operating loss increased by $1.2 million to an operating loss of $1.8 million during the six months ended June 30, 2013 from an operating loss of $0.6 million during the six months ended June 30, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $2.0 million to $20.9 million during the six months ended June 30, 2013 from $18.9 million during the six months ended June 30, 2012. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net remained consistent at $0.2 million during the three months ended June 30, 2013 from the three months ended June 30, 2012 and is primarily comprised of interest expense associated with our note payable to Symyx and to a lesser extent interest on our new credit facility with SVB.

Interest expense, net remained consistent at $0.5 million during the six months ended June 30, 2013 from the six months ended June 30, 2012 and is primarily comprised of interest expense associated with our note payable to Symyx and to a lesser extent interest on our new credit facility with SVB.

Other Income, net

Other income, net for the three and six months ended June 30, 2013 and 2012 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the three and six months ended June 30, 2013 and 2012 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss decreased by $0.2 million, to a net loss of $0.7 million during the three months ended June 30, 2013 from a net loss of $1.0 million during the three months ended June 30, 2012. The difference between operating loss and net loss during the three months ended June 30, 2012 was primarily related to interest expense associated with our note payable to Symyx and to a lesser extent interest expense associated with our new credit facility with SVB.

Our net loss increased by $1.1 million, to a net loss of $2.2 million during the six months ended June 30, 2013 from a net loss of $1.1 million during the six months ended June 30, 2012. The difference between operating loss and net loss during the three months ended June 30, 2012 was primarily related to interest expense associated with our note payable to Symyx and to a lesser extent interest expense associated with our new credit facility with SVB.
Liquidity and Capital Resources
Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of June 30, 2013, we had $80.8 million of cash, cash equivalents and short-term investments, $50.2 million of net working capital, and debt outstanding of $25.0 million.
On May 31, 2013, we entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness (including the repayment of the Symyx note) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. Prior to November 30, 2013, we have the option to convert all or any part of the outstanding advances under the revolving line into a three year term loan. Our option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%.

In connection with our entry into the Loan Agreement, on May 31, 2013, we used $25.0 million of the net proceeds from the new revolving line and $1.5 million of cash to retire and repay all remaining principal and accrued interest upon the Symyx note, the balance of which was required to be repaid by November 2013. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the note. Pursuant to the terms of the Symyx note, we were permitted to prepay the note at any time without penalty or premium. Accordingly, there were no early termination penalties or other penalties associated with the termination of the Symyx note.
We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay the principal amount of all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the three months ended June 30, 2013, we paid SVB $2,000 of interest for the amounts drawn under the Loan Agreement during such period. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.
To date, we have incurred significant losses. During the six months ended June 30, 2013 and 2012, we incurred net losses of $2.2 million and $1.1 million, respectively. As of June 30, 2013, our accumulated deficit was $103.5 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash and cash equivalents, short-term investments, and cash from operations are insufficient to fund our operations and repay our outstanding debt when it may become due, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.
In February 2012, one of our significant customers, Elpida, filed for protection under the Corporate Reorganization Act in Japan. In August 2013, Elpida was acquired by Micron and issued all of its equity to, and became a wholly-owned of subsidiary of, Micron. Our backlog from Elpida remains unchanged at $22.5 million as of June 30, 2013. Following the acquisition of Elpida by Micron, we believe the uncertainty related to this backlog, as previously reported, has been reduced.

Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$10,065	$2,580
Net cash used in investing activities	$(8,290)	$(4,629)
Net cash (used in) provided by financing activities	$(246)	$624

Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the six months ended June 30, 2013 and 2012 of $10.1 million and $2.6 million, respectively.
Net cash provided by operating activities during the six months ended June 30, 2013 of $10.1 million reflects a net loss of $2.2 million and non-cash charges of $4.5 million for depreciation and amortization and $2.8 million for stock-based compensation. Depreciation and amortization increased by $0.7 million from the year ago period due to a larger fixed asset install base and stock-based compensation increased by $1.0 million from the year ago period due to grants of options and restricted stock. Net operating assets and liabilities increased by $5.0 million primarily as the result of a $2.6 million increase in deferred revenue due to customer collections in advance of revenue and an increase of $3.3 million in accounts receivable as a result of customer collections. The increase in net operating assets and liabilities was offset by a decrease in inventory of $0.9 million primarily related to a workflow sale during the six months ended June 30, 2013 and a decrease in accounts payable and accrued and other liabilities of $0.2 million. During the six months ended June 30, 2012 we impaired $0.9 million of long-lived assets which we did not have similar impairments during the six months ended June 30, 2013.
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
During the six months ended June 30, 2013, cash used in investing activities was $8.3 million as a result of the purchase of $1.0 million in certificates of deposit classified as short-term investments, $6.5 million in capital expenditures and $0.8 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. During the six months ended June 30, 2013 we entered into a Loan Agreement with SVB to refinance existing indebtedness under the secured promissory note that we issued to Symyx in November 2011.
During the six months ended June 30, 2013, cash used in financing activities of $0.2 million was primarily related to principal payment of our note payable to Symyx in the amount of $26.5 million offset by the initial credit extension in the principal amount of $25.0 million from the SVB credit facility. In addition to the credit extension received from SVB, during the six months ended June 30, 2013, we experienced positive cash flow related to the issuance of common stock as a result of option exercises in the amount of $1.3 million.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$3,268	$833	$2,435	—	—
Credit facility	25,000	25,000	—	—	—
Contractual interest payments on credit facility	348	348	—	—	—
Purchase obligations(1)	734	734	—	—	—
Total	$29,350	$26,915	$2,435	$—	$—
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.
Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2013, we made regular lease payments of $0.8 million under this operating lease agreement.
On May 31, 2013, we entered into the Loan Agreement with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness (including the repayment of the promissory note that we issued to

Symyx in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. Prior to November 30, 2013, we have the option to convert all or any part of the outstanding advances under the revolving line into a term loan. Our option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%. As of June 30, 2013, the revolving line bears interest at 2.75% and the amount outstanding was $25.0 million.
We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay the principal amount of all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of June 30, 2013 totaled $80.8 million, consisting of $79.8 million in cash and money market funds with maturities of less than three months from the date of purchase and $1.0 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our credit facility with SVB. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. As of June 30, 2013, the revolving line bears interest at 2.75% and the amount outstanding was $25.0 million. A hypothetical 1.00% basis point increase in the interest rate for a one year period on the amount outstanding at June 30, 2013 would result in an annual interest expense increase of approximately $250,000. Upon conversion of all or any part of the outstanding advances under the revolving line into a term loan pursuant to the Loan Agreement, the interest rate on our debt obligations with SVB would bear interest at a fixed rate equal to 3.25%. If converted, the fixed rate structure would mean that we would not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of June 30, 2013, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 4, 2013 ("2012 Form 10-K") and our Quarterly Report on Form 10-Q for the first quarter of 2013. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10-Q for the first quarter of 2013.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue which represented 21% of total revenue in the six months ended June 30, 2013 and 24%, 27% and 19% in fiscal years 2012, 2011 and 2010, respectively. As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance.*

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-Q:

▪	our dependence on a limited number of customers;

▪	the length of our sales cycles for CDPs, which makes it difficult to predict the timing of new or expanded CDPs;

▪	the length of our development cycles for CDPs, which makes it difficult to predict the timeframe in which technology developed under CDPs will be available for commercialization;

▪
fluctuations in the volume and prices of products manufactured and sold by our customers that use or incorporate technology developed under our CDPs ("CDP Products") and that generate licensing and royalty revenue for us;

▪
our revenue mix, which may vary from quarter to quarter as (i) we enter into new CDPs and related customer arrangements; (ii) existing CDPs, particularly for significant customers, are completed, extended, or undergo a change in scope; (iii) licensing arrangements take effect; (iv) we enter into product sale transactions and/or (v) we enter into IP sale transactions;

▪	the highly cyclical nature of and price volatility in the semiconductor industry;

▪	the financial stability of any of our customers;

▪	the timing and extent to which we enter into new CDPs or complete, extend the duration, expand the scope or reduce the duration or scope of existing CDPs;

▪	one-time offsets to revenue associated with the vesting of contingent warrants issued to two of our customers that are currently outstanding;

▪	non-cash charges relating to stock-based compensation, amortization of intangible assets and impairment expenses related to inventory and long-lived assets;

▪	any involvement in significant litigation, and in particular intellectual property litigation;

▪	any payments resulting from our intellectual property indemnification policies and obligations;

•	any need for significant additional capital to finance our business;

•	any delay in shipments caused by shortages of components used or incorporated in products sold into the market, design errors or other manufacturing problems associated with such products;

•	warranty claims, product recalls and product liability for our HPC tools and for CDP Products; and

•	business interruptions such as earthquakes and other natural disasters.

You should not rely on quarter-to-quarter comparisons to predict our future performance. Unfavorable changes in any of these or other factors may adversely affect our business, financial condition and results of operations.

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $2.2 million in the six months ended June 30, 2013, and $0.8 million, $30.0 million and $1.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Our accumulated deficit as of June 30, 2013 was $103.5 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

Even if we achieve sufficient levels of customer acceptance of our HPC platform as an effective tool for R&D, we will not achieve significant revenue or profitability from a CDP if a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and intellectual property. CDPs are extremely complex and time-consuming to implement and costly to maintain. We rely to some degree on the efforts and resources of the customer. Differences of opinion over the implementation and management of the program may occur, which could lead to material delays and/or a failure to achieve the successful development of technology. In addition, there are a limited number of CDPs to which we can commit our resources at any given time. For a variety of reasons, including but not limited to insufficient R&D budgets of our customers or us, we may fail to achieve the technological innovations sought by our customers in a reasonable amount of time or at all. We do not know whether our customers will have sufficient resources to maintain or increase the level of investment in R&D required for a successful CDP. If a customer reduces the scope of its CDP with us, it will result in a greater concentration of risk of success being placed upon the remaining scope of our engagement, and we cannot guarantee that the remaining scope of the engagement will lead to a successful result. If a CDP does not generate sufficient revenue to recover the upfront costs and cash we invested in the CDP, this would adversely affect our results of operations.

•	Our customers may not be successful in commercializing products that use or incorporate technology and IP developed under our CDPs with them.

If we are successful in developing valuable technology for our customers, they still face significant challenges in commercializing products that use or incorporate such technology. The markets for products related to our engagements are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and the necessity of continually increasing product capabilities. We cannot assure you that our customers will dedicate the resources necessary to successfully execute their business strategies for these products. Our customers are not contractually obligated to us to make or sell any CDP Products. They may not have the financial strength to cost-effectively manufacture the CDP Products at high volume and in quantities sufficient to meet demand, or the competitiveness to market and sell the CDP Products in intensely competitive markets. They may experience delays in shipments caused by shortages of components incorporated in the CDP Products, design errors or other manufacturing problems associated with the CDP Products. A decline in demand or average selling prices in the end markets for CDP Products could result in declining sales revenue for our customers and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for CDP Products could also negatively affect such customer's willingness to work with us on other collaborations and could more generally harm our reputation and business prospects. Even if a customer is able to successfully commercialize a CDP Product, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our target markets.

•	Existing and potential customers may be resistant to paying license and royalty fees; and we may face challenges in monitoring and enforcing royalty agreements with existing customers.

Our royalty-bearing licenses with our customers lay the framework for ongoing royalty revenue from CDP Products. Although our R&D activities under CDPs generate revenue for us, in order to achieve profitability we must be able to structure, negotiate and enforce agreements for the calculation and payment of higher-margin license and royalty revenue. Unless we adequately demonstrate the value of our platform to our customers and potential customers, we may face resistance to structuring royalty arrangements in the future that are acceptable to us, or our customers and our potential customers may not agree to enter into royalty-bearing licenses with us at all.

If we are able to negotiate appropriate agreements, we will need to rely on our customers to make those payments on a timely basis. Licensing and royalty revenue we may receive in the future may be based on sales of CDP Products. In order to accurately report our financial results on a timely basis, we will need to receive timely, complete and accurate information from our customers regarding their sales and resulting payments they owe us. If the information that we receive is not accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these parties, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements.

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

In some cases, the revenue we receive from our customers during the development stage is not sufficient for us to fully recover our costs and cash invested in HPC platforms dedicated to customer engagements, and our business model relies on licensing and royalty revenue based on the sales by our customers in the end-markets of CDP Products. Our CDPs involve complex R&D, and our ability to develop the differentiated technology and intellectual property sought by our customers is inherently uncertain and difficult to predict. If a project fails to produce any measurable value to a customer, or if we are otherwise not successful in maintaining and managing a CDP, we may not receive sufficient amounts of licensing and royalty revenue to recover our upfront investment in the CDP.

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a relatively small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 55% of revenue in the six months ended June 30, 2013, and 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 22%, 28% and 29% of our revenue in each of these periods, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers.

As an example, in April 2013 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") reduced the scope of its CDP with us to address its highest priority applications. Accordingly, we expect a reduction in the scope of R&D activities and associated CDP revenue beginning in 2013, which could adversely affect our business, financial condition and results of operations. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July, 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

Our sales cycles are long, and we commit significant resources to a project before we have any commitment that a potential customer may agree to use our platform or service. One or more failures to enter into a CDP after we have devoted significant resources to a project could adversely affect our business, financial condition and results of operations.

Our sales efforts require us to educate our potential customers about the benefits of our solutions, which often requires significant time and expense, including a significant amount of our senior management's time and effort. Our sales cycles to date have typically ranged from 9 to 24 months and may be even longer in the future. Furthermore, we need to target those individuals within a customer's organization who have overall responsibility for the profitability of their products. These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with these individuals. In addition, our customers' technology and product pipelines are highly confidential and they may choose to withhold certain information from us during the sales cycle to protect their own proprietary technology. Our ability to implement our HPC platform and methodology is heavily dependent upon the information provided to us by our customers. If our customers reveal the complexities of their specifications after we enter into a CDP with them, that complexity may cause delays unanticipated at the time we entered into the program. During our sales cycles, we incur significant expenses and, in many cases, may begin to build new systems, configure, modify, expand or customize existing systems, develop software and design workflows to meet our customers' requirements prior to obtaining contractual commitments, without any assurance of resulting revenue. Where a potential customer engagement requires a new dedicated HPC platform, we may invest in new capacity ahead of a customer commitment. Our cycles to build, configure, modify, expand or customize the HPC platform to date have ranged from three to nine months and may be even longer in the future. Investment of time and expense in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and other results of operations. Other factors impacting the length of our sales cycles include, but are not limited to, the following:

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

Our customers expect us to stay ahead of the technology curve in their sectors and expect that the technology developed under our CDPs will help them develop new products that keep pace with or push the limits of technological innovation. We rely heavily on the judgment of our management and advisers to anticipate the technology trends in the semiconductor industry and we must continually devote significant engineering resources to keep up with the rapidly growing and evolving varieties of semiconductor architecture, materials, applications, processes and equipment used in semiconductor design and manufacturing. In particular, we must be prepared for the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers.

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

The industry has also been affected in recent years by uncertainty in the credit markets. Future uncertainty may cause sudden changes in our customers' manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for products using or incorporating our technology by consumers, inventory levels relative to demand, and access to affordable capital. For example, pressures in the DRAM sector caused financial difficulties for our customer, Elpida.

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

The clean energy industry is comprised of several sectors including energy-efficient glass, solar cells, light emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy-efficiency technologies. Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve widespread market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance and to garner significant revenue, we may not earn material revenue from our initiatives in this area until market acceptance, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean energy industry, which could adversely affect our operating results.

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

If a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and intellectual property that they may use in their products, we may not receive meaningful amounts of, or any, licensing and royalty revenue. In this case, we may not recover the upfront costs and cash invested in the CDP, which could adversely affect our results of operations. In addition, even if we successfully develop differentiated technology and intellectual property under a CDP that our customer is able to commercialize, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our target markets.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflict of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to enter into new CDPs and cause our revenue and operating results to decline significantly.

Our business strategy requires us to evaluate, integrate and develop elements of our customers' value chains, including development and manufacturing processes. Our ability to evaluate these effectively may sometimes depend on the cooperation from our customers' materials suppliers and equipment manufacturers as well as access to their data and tools. If these third parties do not cooperate with us or provide us access to the necessary data, materials, tools or equipment we may not be able to deliver effective solutions to our customers, which would adversely affect our business and results of operations.

We have to evaluate multiple elements of our customers' value chains to help them test and develop end products that meet their specifications, including the materials, tools and equipment used by them during the manufacturing process. Our ability to evaluate a customer's value chain effectively may sometimes depend on cooperation from such customer's materials suppliers and equipment manufacturers and on access to their data and tools. Our evaluation of the materials and equipment in the value chain must be unbiased to maintain credibility with our customers, and our evaluation sometimes results in recommendations that our customers change materials and tools providers or equipment manufacturers. Our recommendations may negatively impact our relationships with materials and tool providers and equipment manufacturers. Tensions in our relationships with these providers and manufacturers may cause these parties to limit or deny our access to their newest materials and equipment, which would in turn limit our ability to complete our development activities with our customers or control the quality of the combinatorial methods applied to our development efforts on their behalf, which would adversely affect our business and operations.

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

To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement these enhancements efficiently, effectively and quickly, then we will not be able to successfully grow our business as planned. Our future operating results will also depend on our management's ability to:

•	improve our R&D efforts;

•	improve our sales, marketing and customer support programs;

•	enhance our operational and financial control systems;

•	expand, train and manage our employee base and promptly replace departing employees with key skills; and

•	effectively address new issues related to our growth as they arise.

We may not manage our expansion successfully, which could materially and adversely affect our business, financial condition and results of operations.

Acquisitions may harm our business and operating results, cause us to incur debt or assume contingent liabilities or dilute our stockholders.

We have made and may in the future make strategic investments or acquisitions where there is an opportunity to expand the potential applications and reach of our capabilities, including our HPC platform. Exploring and implementing any investments or acquisitions may place strain upon our ability to manage our future growth and may divert management attention from our core development and licensing business. There are also other risks associated with this strategy. We cannot assure you that we will be able to make investments or acquire businesses on satisfactory terms, that any business acquired by us or in which we invest will be integrated successfully into our operations or be able to operate profitably, or that we will be able to realize any expected growth, synergies or benefits from such investments or acquisitions. Our relative inexperience in effecting such transactions heightens these risks. In addition, to finance any acquisitions or investments, we may utilize our existing funds, or might need to raise additional funds through public or private equity or debt financings. We may be unable to obtain financing to fund future acquisitions on attractive terms, or at all. Additionally, equity financings may result in dilution to our stockholders. We cannot predict the number, timing or size of investments or acquisitions, or the effect that any such transactions might have on our operating results.

Our financial obligation to Silicon Valley Bank (“SVB”) could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.*

On May 31, 2013, we entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness (including the repayment of all remaining principal and accrued interest under the secured promissory note that we issued to Symyx Technologies, Inc. in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. Prior to November 30, 2013, we have the option to convert all or any part of the outstanding advances under the revolving line into a term loan. Our option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%.

We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay the principal amount of all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the three months ended June 30, 2013, we paid SVB $2,000 of interest for the amounts drawn under the Loan Agreement during such period. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.

Our obligations to SVB will require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, we granted SVB a security interest in substantially all of our assets, excluding all intellectual property. Under the Loan Agreement, we cannot grant an interest in our intellectual property to any other person. We are also subject to certain affirmative and negative covenants under the Loan Agreement, including limitations on our ability to: undergo certain change of control events; dispose of our assets; merge or acquire other entities; create, incur, assume, guarantee or be liable with respect to indebtedness; grant liens on any assets; make any dividends in cash; and make or permit any payment on subordinated debt, in each case subject to certain exceptions. In addition, we are subject to a financial covenant under which, if our unrestricted cash, cash equivalents and other short-term investments are less than $60 million, we must maintain a ratio of our short-term assets (including cash, net accounts receivable and short-term investments) to certain liabilities (including our outstanding and owed obligations to SVB and any other liabilities maturing in less than one year) of 1.5:1.0. Under the Loan Agreement, subject to certain exceptions, we are also required to maintain with SVB our primary operating and other deposit accounts and securities accounts. The Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. Any uncured events of default may result in SVB's right to declare all outstanding obligations immediately due and payable and to exercise any other remedies permitted under the Loan Agreement. These obligations and restrictions may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.

We may need additional capital in the future to finance our business.*

Our future capital requirements may be substantial as we continue to develop our business and expand our collaborative development efforts. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities, as well as our access to capital pursuant to the Loan Agreement with SVB, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. In particular we may be required to raise additional capital if we choose to expand our business through strategic investments or acquisitions. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining anticipated levels of payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries and markets, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution, maintenance and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures.

If our capital resources are insufficient to meet our capital requirements, and our revenue is insufficient to support any of these activities, then we will have to raise additional funds. If future financings involve the issuance of equity securities, our then-existing stockholders may suffer dilution. If we raise additional future debt financing, we may be subject to restrictive covenants similar or more restrictive than those we are subject to under the Loan Agreement with SVB, which would further limit our ability to conduct our business. We may not be able to raise sufficient funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate R&D programs, curtail or cease operations, obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may not be able to successfully execute our business plan or continue our business.

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

We may encounter difficulties in hiring qualified scientists and engineers because there is a limited pool of scientists and engineers with the specialized expertise required to understand and implement our platform in conjunction with our customers. Further, we may have difficulty or delays in obtaining deemed export licenses for some scientists and engineers who we may wish to hire, in obtaining visas permitting entry for some of our employees who are foreign nationals into the United States, and in obtaining visas permitting entry into other key countries for several of our key personnel, which could disrupt our ability to strategically locate our personnel. The loss of the services of key employees or our inability to retain, attract and motivate qualified scientists and engineers could have a material adverse effect on our business, financial condition and results of operations.

If we cannot compete successfully in our industry, our results of operations and financial condition would be adversely affected.

Competition in our market may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own methods to accelerate R&D activities, including their own combinatorial development methods internally, particularly if we are slow in developing or deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor products based on their own solutions or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput or combinatorial solutions for the design of and accelerating R&D relating to integrated devices of which we are not aware and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $6.5 million (19.2%) of our revenue in the six months ended June 30, 2013, and $21.1 million (31.6%), $21.0 million (39.0%) and $26.0 million (60.9%) of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 8.5% of our outstanding stock as of June 30, 2013, accounted for $4.2 million (12.4%) of our revenue in the six months ended June 30, 2013, and $16.5 million (24.7%), $15.8 million (29.3%) and $22.1 million (51.8%) of our revenue during the years ended December 31, 2012, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

From time to time, we may be subject to warranty or product liability claims relating to our HPC tools that could result in unanticipated expenses as we compensate affected customers for product quality issues. Although we maintain product liability insurance, the insurance is subject to significant deductibles and there is no guarantee that coverage will be available or adequate to protect against all such claims. Alternatively, we may elect to self-insure with respect to certain matters. If an HPC tool sold to our customers is recalled, we may incur repair and/or replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

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

We operate in multiple jurisdictions throughout the world and are subject to foreign business, political and economic risks. In particular, we are subject to risks arising from adverse changes in global economic conditions. Global economic uncertainties in the key markets of many of our customers may cause our customers to delay or reduce R&D and technology purchases and investments. The impact of this on us is difficult to predict, but if businesses defer using our HPC platform or licensing our technology, require fewer CDPs or development tools, or if consumers defer purchases of new products that use or incorporate technology developed under our CDPs, our revenue could decline. A decline in revenue would have an adverse effect on our results of operations and our financial condition.

In addition, some of our largest customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Also, a substantial portion of the consumer products market that serves as the end-market for the products we help our customers to develop is located in Asia. As a result, our operations are subject to substantial influence by political and economic conditions. Reduced end user demand as well as disruptions to the supply chain for our customers resulting from these or other events could lead to a reduction in our revenue and an adverse impact on our financial condition. Our licensing and royalty revenue is derived from sales of products that use or incorporate technology developed under our CDPs. To the extent that sales for these customer products are denominated in a foreign currency, an increase in the value of the U.S. dollar relative to such foreign currencies could adversely affect our licensing and royalty revenue irrespective of the volume of such products sold, which could adversely affect our business and operating results.

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

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of June 30, 2013, we owned or had exclusive licenses to 1,055 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. We cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. that we purchase. Also, patent protection in foreign countries may be limited or unavailable where we need this type of protection.A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2012 Form 10-K.

The patent positions of technology companies, including ours, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our HPC platform and further advancements of our HPC platform as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents. Further, any patent claims we file for may be challenged during prosecution or any patent claims we are issued may be challenged after issuance. This may result in the claims being narrowed in scope or extinguished as a result of these challenges. Additional uncertainty may result from the recent passage of patent reform legislation by the United States Congress, legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. For these reasons, among others, our existing patents and any future patents we obtain may not be sufficiently effective in preventing others from practicing our technologies or from developing similar or superior products. In that case, our revenue and operating results could decline.

Our strategy includes obtaining patent protection for technology developed in collaboration with our customers. A portion of our revenue from our customers derives from the licenses granted by us to our customers under these patents. In certain instances our ability to obtain patent protection may require customer approval. If the customer does not provide its approval, we cannot proceed with patent protection and the technology will be subject to trade secret protection only. If we are unable to obtain patent protection, we would not be able to enforce patent rights to the technologies in question.

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

Many of our customers and competitors have significant operations outside the United States. However, foreign laws may not afford us sufficient protections for our intellectual property, and we may not always seek patent protection outside the United States. We believe that our success depends, in part, upon our ability to obtain international protection for our IP rights. However, the laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the United States.

Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

We rely in part on confidentiality and trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that all rights in and to the inventions conceived by the individual in the course of rendering services to us shall be assigned to us. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect such information or our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise lawfully gain access to our trade secrets, and thereafter communicate this information to others without maintaining its confidentiality. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection or enforce our trade secrets could adversely affect our competitive business position.

Significant litigation over intellectual property in the industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop licensing our developed technology or force us to develop new technology.

Whether or not patents are granted to us, litigation may be necessary to enforce our IP rights, to defend against a claim of infringement of IP rights of others or to determine the validity and scope of our proprietary rights or the proprietary rights of others. Because infringement is a fact-intensive inquiry, and because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing (or, in some cases, are not published until they issue as patents), we cannot be certain that we do not now, and will not in the future, infringe a third party's patent rights. We may also become party to claims by our customers to IP rights developed by us in connection with a CDP. If our customers become involved in disputes with third parties over allegations that our customers' practice of our IP rights infringes the IP rights of such third parties, it may also become necessary for us to become involved in such disputes.

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

Any assertion by a third party asserting ownership or other rights to technology developed under our CDPs could result in our customers becoming the target of litigation and we may be bound to indemnify our customers under the terms of our license agreements. These obligations could result in substantial expenses to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition to the time and expense required for us to satisfy our support and indemnification obligations to our customers, any litigation could severely disrupt or shut down the business of our customers, which in turn could damage our relations with them and have a material adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, which may cause the value of our common stock to decline and subject us to securities class action litigation.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. The stock markets in general have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. A portion of most future fluctuations in our stock price will likely be related to the risk factors described in this section. However, as is the case for many companies with volatile stock prices, price fluctuations may be disproportionate, or even unrelated, to their operating performance. In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. Factors that could contribute to volatility in our stock price include but are not limited to the following:

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 74.0% of our common stock outstanding as of June 30, 2013. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 16.8%, 14.5% and 9.5%, respectively, of our common stock outstanding as of June 30, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of June 30, 2013, we had 45,135,794 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of June 30, 2013, the holders of 18,080,142 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 13.8 million shares of our common stock subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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
ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds from Public Offering of Common Stock
On November 17, 2011, the Securities and Exchange Commission ("SEC") declared effective our registration statement on Form S-1 (File No. 333-175877), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we issued and sold 5,681,796 shares of our common stock and Symyx Technologies, Inc. ("Symyx"), a wholly-owned subsidiary of Accelrys, Inc., sold 3,968,204 shares of our common stock, each at a public offering price of $10.00 per share. After deducting underwriting discounts, commissions and offering expenses paid or payable by us, our net proceeds from the offering were approximately $49.2 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). Following the date on which the SEC declared effective the registration statement, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. In addition, in connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note to Symyx upon the consummation of our initial public offering. Between our initial public offering and May 31, 2013, we used an aggregate of $4.0 million of the net proceeds of our initial public offering to repay the principal and accrued interest on the note when due and payable in accordance with the terms of the note. On May 31, 2013, we repaid Symyx an aggregate of $26.5 million for all remaining principal and accrued interest on the note through the use of $1.5 million of the net proceeds of our initial public offering and $25 million of the net proceeds from our new revolving line of credit with Silicon Valley Bank. Pursuant to our loan and security agreement with Silicon Valley Bank (the “Loan Agreement”), a portion of the net proceeds of our initial public offering will be used to pay interest on the revolving line credit extensions on a monthly basis and a portion of the net proceeds of our initial public offering may be used to pay the principal amount of all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. For any amount we elect to convert into a term loan prior to November 30, 2013, a portion of the net proceeds of our initial public offering will be used to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we may use a portion of the net proceeds of our initial public offering to pay all outstanding principal and accrued and unpaid interest on that date. In the meantime, we invest any unused portion of the proceeds from our initial public offering in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011 (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008	S-1	07/29/11	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010	S-1/A	10/26/11	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011	S-1	07/29/11	10.1
4.5	Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011	10-K	03/16/12	4.5
10.24 †	Amendment No. 2 to the Collaborative Development Program Agreement, effective July 1, 2013, by and between GLOBALFOUNDRIES Inc. and Intermolecular, Inc.				X
10.25 †	Second Extension to the Advanced Memory Agreements, effective as of April 1, 2013, by and between Elpida Memory, Inc. and Intermolecular, Inc.				X
10.26	Loan and Security Agreement between Intermolecular, Inc. and Silicon Valley Bank, dated as of May 31, 2013.	8-K	06/03/13	10.1	X
10.27 †	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

INTERMOLECULAR, INC.
(Registrant)
Date: August 7, 2013	By:	/s/ Reed K. Birnbaum
Reed K. Birnbaum
Interim Chief Financial Officer