Form 10-Q/A
period 2013-09-05
INTERMOLECULAR INC
filed 2013-09-06
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
¬      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number (001-35348)
Intermolecular, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1616267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3011 N. First Street San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(408) 582-5700
(Registrant's Telephone Number, Including Area Code)
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

Shares outstanding of the registrant's common stock:

Class	Outstanding as of April 26, 2013
Common stock, $0.001 par value	44,684,355

INTERMOLECULAR, INC.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2013
TABLE OF CONTENTS

		Page
Explanatory Note		1
PART II - OTHER INFORMATION
Item 6.	Exhibits	2
	Signatures	4

Explanatory Note
We originally filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on May 2, 2013. We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A” and together with the Original Filing, the “Form 10-Q”) solely to re-file Exhibit 10.20 to the Original Filing (Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc. (the “Agreement”)) in response to certain comments we received from the SEC in connection with our confidential treatment request that we made for certain portions of the Agreement. As a result of the filing of this Form 10-Q/A, we are also filing as exhibits to this Form 10-Q/A currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Form 10-Q, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the Original Filing.

PART II - OTHER INFORMATION
ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011 (1)	S-1/A	9/9/2011	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	3/16/2012	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	3/16/2012	3.2
4.1	Specimen Common Stock Certificate	S-1/A	11/7/2011	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008	S-1	7/29/2011	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010	S-1/A	10/26/2011	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011	S-1	7/29/2011	10.1
4.5	Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011	10-K	3/16/2012	4.5
10.20 †	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.				X
10.21 †	Tool Purchase and Informatics License Agreement by and between First Solar, Inc. and Intermolecular, Inc., dated February 6, 2013				(2)
10.22 +	Separation Agreement and General Release Agreement, effective March 28, 2013, by and between John R. Behnke and Intermolecular, Inc.				(2)
10.23 +	Employment Agreement dated March 25, 2013 by and between Raj Jammy and Intermolecular, Inc.				(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
101.INS*	XBRL Instance Document				(2)
101.SCH*	XBRL Taxonomy Extension Schema Document				(2)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				(2)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				(2)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				(2)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				(2)

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

(2)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the SEC on May 2, 2013.
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

INTERMOLECULAR, INC.
(Registrant)
Date: September 5, 2013	By:	/s/ Reed Birnbaum
Reed Birnbaum
Interim Chief Financial Officer