Form 10-Q
period 2013-09-30
INTERMOLECULAR INC
filed 2013-11-07
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of November 4, 2013
Common stock, $0.001 par value	46,105,067

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,266	$78,283
Short-term investments	250	—
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2013 and $170 as of December 31, 2012	9,565	7,294
Accounts receivable, due from related parties	817	1,036
Inventory, current portion	1,782	1,631
Prepaid expenses and other current assets	1,161	1,361
Total current assets	87,841	89,605
Inventory, net of current portion	5,096	3,160
Property and equipment, net	27,380	24,058
Intangible assets, net	7,311	6,671
Other assets	164	191
Total assets	$127,792	$123,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,780	$971
Accrued liabilities	5,102	3,386
Accrued compensation and employee benefits	3,742	3,397
Deferred revenue	1,446	2,301
Related party deferred revenue	1,262	829
Note payable	25,000	26,514
Total current liabilities	40,332	37,398
Deferred rent, net of current portion	304	624
Other long-term liabilities	—	146
Total liabilities	40,636	38,168
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 45,926,545 and 44,046,970 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	46	44
Additional paid-in capital	192,816	186,778
Accumulated deficit	(105,706)	(101,305)
Total stockholders’ equity	87,156	85,517
Total liabilities and stockholders’ equity	$127,792	$123,685

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Collaborative development program and services revenue	$11,156	$12,481	$34,858	$35,836
Product revenue	2,748	760	5,852	3,495
Licensing and royalty revenue	3,844	3,248	11,079	10,053
Total revenue	17,748	16,489	51,789	49,384
Cost of revenue:
Cost of collaborative development program and services revenue	7,545	6,595	21,283	20,031
Cost of product revenue	1,452	554	2,585	1,635
Cost of licensing and royalty revenue	67	55	179	200
Total cost of revenue	9,064	7,204	24,047	21,866
Gross profit	8,684	9,285	27,742	27,518
Operating expenses:
Research and development	6,107	5,174	17,727	16,002
Sales and marketing	1,544	1,322	4,759	3,834
General and administrative	3,008	2,650	9,042	8,190
Total operating expenses	10,659	9,146	31,528	28,026
(Loss) income from operations	(1,975)	139	(3,786)	(508)
Other income (expense):
Interest expense, net	(168)	(255)	(649)	(754)
Other (expense) income, net	(2)	10	66	16
Total other income (expense), net	(170)	(245)	(583)	(738)
Loss before provision for income taxes	(2,145)	(106)	(4,369)	(1,246)
Provision for income taxes	26	6	32	12
Net loss	$(2,171)	$(112)	$(4,401)	$(1,258)
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.00)	$(0.10)	$(0.03)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	45,191,514	43,278,588	44,657,529	42,725,466
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Collaborative development program and services revenue	$1,792	$3,529	$5,604	$9,277
Product revenue	—	760	—	2,139
Licensing and royalty revenue	1,358	1,768	4,082	5,332
Total revenue	$3,150	$6,057	$9,686	$16,748
Cost of Revenue:
Cost of collaborative development program and services revenue	$1	$10	$1	$40
Total cost of revenue	$1	$10	$1	$40
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss for the period	$(2,171)	$(112)	$(4,401)	$(1,258)
Other comprehensive loss	—	—	—	—
Comprehensive loss for the period, net of income tax	$(2,171)	$(112)	$(4,401)	$(1,258)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,401)	$(1,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,951	5,865
Stock-based compensation	4,088	2,687
Impairment of long-lived assets	—	949
Loss on disposal of property and equipment	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	244	912
Inventory	(1,694)	(1,233)
Accounts receivable	(2,052)	5,526
Accounts payable	2,057	(364)
Accrued and other liabilities	1,199	(580)
Deferred revenue	(855)	(1,313)
Related party deferred revenue	433	(8,401)
Net cash provided by operating activities	5,979	2,790
Cash flows from investing activities:
Purchase of short-term investments	(1,001)	(2,201)
Redemption of short-term investments	751	500
Purchase of property and equipment	(9,054)	(3,760)
Purchased and capitalized intangible assets	(1,113)	(776)
Net cash used in investing activities	(10,417)	(6,237)
Cash flows from financing activities:
Proceeds from debt	25,000	—
Payment of debt	(26,514)	(573)
Proceeds from exercise of common stock options	1,935	1,733
Net cash provided by financing activities	421	1,160
Net decrease in cash and cash equivalents	(4,017)	(2,287)
Cash and cash equivalents at beginning of period	78,283	81,002
Cash and cash equivalents at end of period	$74,266	$78,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$618	$927
Cash paid for income taxes, net of refunds received	$8	$42
Noncash investing activities:
Transfer of property and equipment to inventory	$393	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements as of the year then ended.
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
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $4.3 million and $2.4 million as of September 30, 2013 and December 31, 2012, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.8 million as of September 30, 2013 and December 31, 2012. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not experience any material inventory impairments during the three and nine months ended September 30, 2013 and 2012.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded impairment expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development.
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
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the nine months ended September 30, 2013 and 2012 was $5.6 million and $7.3 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $1.9 million and $8.4 million as of September 30, 2013 and December 31, 2012, respectively.
Product maintenance and support services - Included in collaborative development programs and other services revenue, these services entitle customers to receive product updates and enhancements or technical support and maintenance, depending on the offering. The related revenue is recognized ratably over the period the services are delivered.
Product revenue - The Company recognizes revenue from the sale of products once delivery has occurred (title and risk of loss have passed to the customer), and customer acceptance, if required, has been achieved.
Licensing and royalty revenue - The Company recognizes revenue for licenses to intellectual property when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Licensing and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is recognized when it occurs based on royalty reports or other information received from the licensee. Minimum and prepaid royalties and license fees are recognized ratably over the related periods. Revenue on the sale of intellectual property is recognized in full when title transfers if there are no remaining deliverables related to the intellectual property purchase.

Multiple-element arrangements - Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Collaborative development programs and other research and development services include licenses of technology and may also include sales of products.
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

	Revenue				Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Customer A	12%	30%	12%	27%	*	*
Customer B	11%	27%	18%	29%	14%	25%
Customer C (1)	*	14%	12%	14%	—%	*
Customer D	*	*	*	*	*	12%
Customer E	*	*	14%	*	*	40%
Customer F (1)	18%	—%	*	—%	24%	—%
Customer G	*	—%	*	*	*	*
Customer H	15%	—%	*	—%	31%	—%

*  less than 10%
(1) Customer C was acquired by Customer F as of July 31, 2013. Revenue and accounts receivable attributed to Customers C and F are combined under Customer F for periods after July 31, 2013.

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
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. The Company does not have any financial liabilities that are measured and reported at fair value. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of September 30, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$63,518	$63,518	$—	$—
Certificates of deposit	250	—	250	—
Total assets measured at fair value	$63,768	$63,518	$250	$—

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$70,488	$70,488	$—	$—
Total assets measured at fair value	$70,488	$70,488	$—	$—

3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012
Lab equipment and machinery	$47,371	$38,667
Leasehold improvements	4,073	2,873
Computer equipment and software	3,499	3,467
Furniture and fixtures	176	160
Construction in progress	5,454	5,964
Total property and equipment	60,573	51,131
Less accumulated depreciation	(33,193)	(27,073)
Property and equipment, net	$27,380	$24,058

On May 31, 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made available to the Company loans under a revolving line to refinance existing indebtedness (including the repayment of all remaining principal and accrued interest under the secured promissory note that the Company issued to Symyx Technologies, Inc. ("Symyx") in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, and as of September 30, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property. As of December 31, 2012 all tangible property and equipment was pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation expense	$2,249	$1,868	$6,493	$5,433

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of $1.9 million and $5.9 million as of September 30, 2013 and December 31, 2012, respectively.

4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	September 30, 2013	December 31, 2012
Patents issued	$4,517	$3,932
Patents pending	3,899	3,386
Trademarks	40	40
Total intangible assets	8,456	7,358
Less patent amortization	(1,145)	(687)
Intangible assets, net	$7,311	$6,671

Amortization commences upon patent issuance. The useful life of the patents, once approved, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of our current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of the Symyx asset purchase transaction is approximately 4 years.
The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$156	$145	$458	$432

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in May 2010 that expires in May 2015. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rent expense	$324	$324	$972	$972

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of September 30, 2013:
Three months ending December 31, 2013	$416
The years ending December 31,
2014	1,707
2015	728
Total	$2,851

During 2013, the Company has made payments in the amount of $1.2 million related to this operating lease.

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
The following table presents payments made during the three and nine months ended September 30, 2013 in connection with the note payable to Symyx (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Interest	Total	Principal	Interest	Total
Symyx payments	$—	$—	$—	$26,516	$437	$26,953

Silicon Valley Bank Loan Agreement
On May 31, 2013, the Company entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to the Company loans under a revolving line to refinance existing indebtedness (including the repayment of the Symyx note) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and as of September 30, 2013, the Company was compliant with the terms of that loan covenant. Prior to November 30, 2013, the Company has the option to convert all or any part of the outstanding advances under the revolving line into a term loan. This option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%.

The Company is obligated to pay interest on the revolving line credit extensions on a monthly basis and is obligated to pay all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. The following table presents payments made during the three and nine months ended September 30, 2013 for interest owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Principal	Interest	Total	Principal	Interest	Total
SVB payments	$—	$176	$176	$—	$178	$178

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
Litigation
On August 23, 2013, the Company received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the Company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The Company commenced a review of the employee's claim as well as a review of the Company’s policies regarding classification of employees for overtime purposes. The Company has also agreed to enter mediation with the attorney who represents the employee that filed the claim with the DLSE as well as at least ten other employees who are similarly situated. While the Company is committed to reaching a reasonable resolution through mediation, the Company believes it has meritorious defenses to the claims and intends to vigorously defend against any of them in this regard. Nevertheless, as of September 30, 2013, the Company accrued its best estimate of the amount of probable loss associated with the matter and classified the resulting expense as research and development in its Condensed Consolidated Statements of Operations. While the Company cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, the Company believes the matter will not have a material adverse effect on its business, operating results, financial condition or cash flows.
6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term (in years)	6.0	6.0	6.0	6.0
Risk-free interest rate	1.7%	0.9%	1.2%	1.2%
Expected volatility	59%	60%	60%	60%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$379	$250	$1,151	$780
Research and development	285	212	969	642
Sales and marketing	302	199	859	550
General and administrative	358	272	1,109	715
Total stock-based compensation	$1,324	$933	$4,088	$2,687

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	$943	$851	$2,911	$2,489
Restricted stock awards and restricted stock units (RSUs)	381	82	1,177	198
Total stock-based compensation	$1,324	$933	$4,088	$2,687

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2013, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,953	2.6
RSUs	$4,269	3.1

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1,132,970	$4.72	1,192,679	$4.57
RSUs	699,000	$8.97	274,070	$6.48

The total intrinsic value of stock options exercised for the nine months ended September 30, 2013 and 2012 was $10.1 million and $6.9 million, respectively.
RSUs that vested during the nine months ended September 30, 2013 had fair values of $0.5 million as of the vesting date. No RSUs vested during nine months ended September 30, 2012.
Common Stock Warrants
As of September 30, 2013 and December 31, 2012 the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 were exercisable as of September 30, 2013 and December 31, 2012. During the three months ended September 30, 2013, the Company modified warrants to purchase 822,368 shares of common stock held by certain customers to allow for the cashless "net exercise" of the warrants at the customers' option. The modification did not change the exercise price or any other terms of the warrants.
Common Stock
As of September 30, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2013	December 31, 2012
Number of stock options outstanding	6,451,590	7,426,417
Number of RSUs outstanding	778,924	254,863
Shares available for future grant	5,798,815	5,001,956
Number of warrants outstanding	912,368	912,368
Total shares reserved	13,941,697	13,595,604

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(2,171)	$(112)	$(4,401)	$(1,258)
Shares used in computing net loss per share of common stock, basic and diluted	45,191,514	43,278,588	44,657,529	42,725,466
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.00)	$(0.10)	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options to purchase common stock	6,451,590	7,763,639	6,451,590	7,763,639
RSUs	778,924	256,513	778,924	256,513
Common stock subject to repurchase	—	7,500	—	7,500
Common stock warrants	912,368	912,368	912,368	912,368
8. Income Taxes
Income tax expense for the nine months ended September 30, 2013 was $32,000 or 0.7% on a pre-tax loss of $4.4 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of September 30, 2013 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.
9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of September 30, 2013, this shareholder was a beneficial owner of approximately 9.3% of the Company’s common stock. As of September 30, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.1 million and $0.4 million, respectively, and had a deferred revenue balance in the amount of $0 and $0.1 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Related party revenue	$1,030	$1,050	$3,347	$3,439

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 8.4% of the Company’s common stock as of September 30, 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in April 2013. As of September 30, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.7 million and $0.6 million, respectively, and had a deferred revenue balance in the amount of $1.3 million and $0.7 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Related party revenue	$2,120	$5,007	$6,339	$13,309
Related cost of revenue	$1	$10	$1	$40

10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$10,172	$12,889	$35,016	$37,288
Japan	3,694	3,321	11,501	10,203
APAC other	1,071	243	2,352	1,795
Europe and Middle East	2,811	36	2,920	98
Total	$17,748	$16,489	$51,789	$49,384

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
11. Subsequent Event
On October 16, 2013, the Company and SBC&D Co. (the “Lessor”) entered into a first amendment (the "First Amendment") to the Original Lease Agreement (as defined below) for the Company's facility at 3011 N. First Street, San Jose, California.
The First Amendment amends the original lease agreement dated May 11, 2010 (“Original Lease Agreement”) between the Company and Novellus Systems, Inc. (the "Landlord"), contingent upon the Lessor acquiring title to the facility from Landlord (such date, the “Effective Date”), expected to occur in December 2013 pursuant to a purchase agreement dated October 10, 2013 between Lessor and Landlord. The Original Lease Agreement is scheduled to expire on May 31, 2015.
The amendment provides for (i) extension of the term of the lease for a period of approximately one hundred thirty-nine (139) months from the Effective Date, (ii) elimination of the early termination option contained within the Original Lease Agreement and (iii) elimination of the cap with respect to the payments the Company makes for the operating costs of the facility or Lessor’s obligation to provide certain other utilities to the facility. The First Amendment will maintain the rental rate of the Original Lease Agreement through February 2016 and will increase the monthly basic rent to $196,000 effective March 1, 2016 and automatically increase 2.5% each year thereafter through the end of the extended term of the lease. In addition, the First Amendment would provide the Company with four months of free rent and a tenant improvement allowance of $1.0 million in the aggregate in equal installments over the course of the ten months after the Effective Date to be used for the modification, refurbishment, construction or installation of improvements to the facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $17.7 million and $51.8 million for the three and nine months ended September 30, 2013 from $16.5 million and $49.4 million for the three and nine months ended September 30, 2012. Our net loss increased to $2.2 million for the three months ended September 30, 2013, from a net loss of $0.1 million for the three months ended September 30, 2012 and increased to a net loss of $4.4 million during the nine months ended September 30, 2013 from a net loss of $1.3 million during the nine months ended September 30, 2012. Since inception, we have incurred net losses leading to an accumulated deficit of $105.7 million as of September 30, 2013.

Strategy
Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida (a wholly owned subsidiary of Micron Technology), Epistar, First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.
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

•
CDP and services revenue - CDP revenue may include payments for full time equivalent employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements. CDP and services revenue is recognized in a manner consistent with activities performed.

•
Product revenue - Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for CDPs and licensing fees and royalties. As our other revenue streams increase we expect our product revenue to decrease as a percentage of our overall revenue. Product revenue has been recognized upon shipment since January 1, 2011. Product sales that originated prior to January 1, 2011 were generally recognized on a straight-line basis over the maintenance period once delivery occurred (title and risk of loss passed to the customer), and customer acceptance, if required, was achieved.

•
Licensing and royalty revenue - Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In the last three years, licensing and royalty revenue has generally been the fastest growing element of our revenue. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue.

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

•
Cost of CDP and services revenue - Our cost of CDP and services revenue is primarily comprised of salaries and other personnel-related expenses (including stock-based compensation) for our collaborative research and development scientists, engineers and development fab process operations employees. Additionally, our cost of revenue includes costs of wafers, targets, materials, program-related supplies, third-party professional fees and depreciation of equipment used in CDPs.

•
Cost of product revenue - Our cost of product revenue primarily includes our cost of products sold and will fluctuate based on the type of product and configuration sold. Cost of product revenue has been recognized upon product shipment since January 1, 2011. For product sales that originated prior to January 1, 2011, our cost of product revenue was recognized in a similar manner as the corresponding product revenue and was generally recognized on a straight-line basis over the maintenance period. The variability in cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period and the corresponding maintenance period over which product revenue and cost of product revenue is being recognized.

•	Cost of licensing and royalty revenue - Our cost of licensing and royalty revenue is primarily comprised of the amortization of acquired patents and licensing obligations.
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
Interest Expense, net
Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a line of credit from Silicon Valley Bank. Interest expense after May 2013 consists primarily of interest accrued on our line of credit with Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2013 as compared to those disclosed in our 2012 Form 10-K. For further information on our critical and other significant accounting policies, see our 2012 Form 10-K.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have not yet been adopted that are expected to have any impact on our financial position, results of operations or cash flows.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Collaborative development program and services revenue	$11,156	$12,481	$(1,325)	(11)%	$34,858	$35,836	$(978)	(3)%
Product revenue	2,748	760	1,988	262%	5,852	3,495	2,357	67%
Licensing and royalty revenue	3,844	3,248	596	18%	11,079	10,053	1,026	10%
Total revenue	17,748	16,489	1,259	8%	51,789	49,384	2,405	5%
Cost of revenue:	9,064	7,204	1,860	26%	24,047	21,866	2,181	10%
Gross profit	8,684	9,285	(601)	(6)%	27,742	27,518	224	1%
Operating expenses:
Research and development	6,107	5,174	933	18%	17,727	16,002	1,725	11%
Sales and marketing	1,544	1,322	222	17%	4,759	3,834	925	24%
General and administrative	3,008	2,650	358	14%	9,042	8,190	852	10%
Total operating expenses	10,659	9,146	1,513	17%	31,528	28,026	3,502	12%
(Loss) income from operations	(1,975)	139	(2,114)		(3,786)	(508)	(3,278)
Other income (expense):
Interest expense, net	(168)	(255)	87		(649)	(754)	105
Other (expense) income, net	(2)	10	(12)		66	16	50
Total other income (expense), net	(170)	(245)	75		(583)	(738)	155
Loss before provision for income taxes	(2,145)	(106)	(2,039)		(4,369)	(1,246)	(3,123)
Provision for income taxes	26	6	20		32	12	20
Net loss	$(2,171)	$(112)	$(2,059)		$(4,401)	$(1,258)	$(3,143)

Revenue

Our revenue increased by $1.3 million, or 8%, to $17.7 million during the three months ended September 30, 2013 from $16.5 million during the three months ended September 30, 2012 due to increases in product revenue and licensing and royalty revenue offset by a decrease in CDP and services revenue.

Our revenue increased by $2.4 million, or 5%, to $51.8 million during the nine months ended September 30, 2013 from $49.4 million during the nine months ended September 30, 2012 due to increases in product revenue and licensing and royalty revenue offset by a decrease in CDP and services revenue.

CDP and services revenue decreased by $1.3 million, or 11%, to $11.2 million during the three months ended September 30, 2013 from $12.5 million during the three months ended September 30, 2012. This decrease was primarily attributable to a $5.2 million decrease in revenue due to the realignment of the CDP with GLOBALFOUNDRIES and the scheduled completion of certain other CDPs, offset with $3.1 million in revenue derived from new customer engagements, including a government service contract, and by a $0.7 million increase in revenue from the expansion of existing customer engagements. Of the growth from new customer engagements, $2.9 million in revenue was derived from three CDPs.

CDP and services revenue decreased by $1.0 million, or 3%, to $34.9 million during the nine months ended September 30, 2013 from $35.8 million during the nine months ended September 30, 2012. This decrease was primarily attributable to a $9.4 million decrease in revenue due to the realignment of the CDP with GLOBALFOUNDRIES and the scheduled completion of certain other CDPs, offset with $5.3 million in revenue derived from new customer engagements, including a government service contract, and by a $3.1 million increase in revenue from the expansion of existing customer engagements. Of the growth from new customer engagements, $5.0 million in revenue was derived from three CDPs.

Product revenue increased by $2.0 million, or 262%, to $2.7 million during the three months ended September 30, 2013 from $0.8 million during the three months ended September 30, 2012. This increase was attributable to the sale of elements of a product workflow and embedded software.

Product revenue increased by $2.4 million, or 67%, to $5.9 million during the nine months ended September 30, 2013 from $3.5 million during the nine months ended September 30, 2012. This increase was attributable to the sale of elements of product workflows and embedded software.

Licensing and royalty revenue increased by $0.6 million, or 18%, to $3.8 million during the three months ended September 30, 2013 from $3.2 million during the three months ended September 30, 2012. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts offset by a scheduled reduction in minimum license fee revenues.

Licensing and royalty revenue increased by $1.0 million, or 10%, to $11.1 million during the nine months ended September 30, 2013 from $10.1 million during the nine months ended September 30, 2012. This increase was primarily attributable to an increase in minimum license fees for the sales of products subject to licensing fees and royalties as guaranteed by customer contracts offset by a scheduled reduction in minimum license fee revenues.

The following table presents revenue by geographic region (based on invoiced locations) during the three and nine months ended September 30, 2013 and 2012 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
United States	$10,172	57%	$12,889	79%	$35,016	67%	$37,288	75%
Japan	3,694	21%	3,321	20%	11,501	22%	10,203	21%
APAC other	1,071	6%	243	1%	2,352	5%	1,795	4%
Europe and Middle East	2,811	16%	36	—%	2,920	6%	98	—%
Total	$17,748	100%	$16,489	100%	$51,789	100%	$49,384	100%

Cost of Revenue

Cost of revenue increased by $1.9 million, or 26%, to $9.1 million during the three months ended September 30, 2013 from $7.2 million during the three months ended September 30, 2012. This change is primarily attributable to a $0.9 million increase in direct product cost consistent with the increase in product revenue from the three months ended September 30, 2012, as well as an increase in CDP and services cost of revenue from new and ongoing customer engagements, which resulted in a $1.0 million increase in direct labor, materials and other costs associated with these programs.

Cost of revenue increased by $2.2 million, or 10%, to $24.0 million during the nine months ended September 30, 2013 from $21.9 million during the nine months ended September 30, 2012. This change is primarily attributable to a $1.0 million increase in direct product cost consistent with the increase in product revenue from the nine months ended September 30, 2012, as well as an increase in CDP and services cost of revenue from new and ongoing customer engagements, which resulted in a $1.3 million increase in direct labor, materials and other costs associated with these programs.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin for the three months ended September 30, 2013 was 48.9% compared to 56.3% for the three months ended September 30, 2012. This decrease is primarily attributable to the realignment of our CDP with GLOBALFOUNDRIES and the timing of cost reductions relative to the decrease in corresponding revenue. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Gross margin for the nine months ended September 30, 2013 was 53.6% compared to 55.7% for the nine months ended September 30, 2012. This decrease is primarily attributable to the realignment of our CDP with GLOBALFOUNDRIES and the timing of cost reductions relative to the decrease in corresponding revenue. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Research and Development

Research and development expenses increased by $0.9 million, or 18%, to $6.1 million during the three months ended September 30, 2013 from $5.2 million during the three months ended September 30, 2012. This increase is primarily attributable to $1.0 million in higher personnel costs related to nonrecurring adjustment in employee compensation, and to a lesser extent increased headcount and higher stock-based compensation expense. Research and development expense included stock-based compensation of $0.3 million and $0.2 million during the three months ended September 30, 2013 and 2012, respectively.

Research and development expenses increased by $1.7 million, or 11%, to $17.7 million during the nine months ended September 30, 2013 from $16.0 million during the nine months ended September 30, 2012. The change is primarily attributable to $1.8 million in higher personnel costs related to nonrecurring adjustment in employee compensation, and to a lesser extent increased headcount and higher stock-based compensation expense and $0.4 million in engineering parts and other expenses associated with new application development. These costs are partially offset by a $0.5 million decrease in depreciation expense due to an asset impairment expense related to the retirement of assets previously supporting new application development during the nine months ended September 30, 2012. Research and development expense included stock-based compensation of $1.0 million and $0.6 million during the nine months ended September 30, 2013 and 2012, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 17%, to $1.5 million during the three months ended September 30, 2013 from $1.3 million during the three months ended September 30, 2012. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.3 million and $0.2 million during the three months ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses increased by $0.9 million, or 24%, to $4.8 million during the nine months ended September 30, 2013 from $3.8 million during the nine months ended September 30, 2012. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.9 million and $0.6 million during the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative

General and administrative expenses increased by $0.4 million, or 14%, to $3.0 million during the three months ended September 30, 2013 from $2.7 million during the three months ended September 30, 2012. This increase is primarily attributable to $0.3 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $0.4 million and $0.3 million during the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses increased by $0.9 million, or 10%, to $9.0 million during the nine months ended September 30, 2013 from $8.2 million during the nine months ended September 30, 2012. This increase is primarily attributable to $1.0 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits. These costs are partially offset by a $0.1 million decrease in professional fees and other administrative expenses. General and administrative expense included stock-based compensation of $1.1 million and $0.7 million during the nine months ended September 30, 2013 and 2012, respectively.

(Loss) Income from Operations

Our operating loss increased by $2.1 million, from an operating income of $0.1 million during the three months ended September 30, 2012 to an operating loss of $2.0 million during the three months ended September 30, 2013. Our operating expenses increased by $1.5 million to $10.7 million during the three months ended September 30, 2013 from $9.1 million during the three months ended September 30, 2012. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense. We are focused on our long-term plan to successfully grow our revenue, increasing licensing and royalty revenue as a percentage of our total revenue, and have expenses increase at a slower rate over time than our revenue, thereby increasing income from operations in the future.

Our operating loss increased by $3.3 million, to an operating loss of $3.8 million during the nine months ended September 30, 2013 from an operating loss of $0.5 million during the nine months ended September 30, 2012. Our operating expenses increased by $3.5 million to $31.5 million during the nine months ended September 30, 2013 from $28.0 million during the nine months ended September 30, 2012. We expect our operating expenses to continue to increase as we expand and invest in our business, making investments in both personnel and capital resources leading to increased depreciation expense. We are focused on our long-term plan to successfully grow our revenue, increasing licensing and royalty revenue as a percentage of our total revenue, and have expenses increase at a slower rate over time than our revenue, thereby increasing income from operations in the future.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net decreased by $0.1 million to $0.2 million during the three months ended September 30, 2013 from $0.3 million during the three months ended September 30, 2012 and is primarily comprised of interest expense associated with our credit facility with SVB for the three months ended September 30, 2013 and primarily comprised of interest expense associated with our note payable to Symyx for the three months ended September 30, 2012.

Interest expense, net decreased by $0.1 million to $0.6 million during the nine months ended September 30, 2013 from $0.8 million during the nine months ended September 30, 2012 and is primarily comprised of interest expense associated with our note payable to Symyx and to a lesser extent interest on our credit facility with SVB.

Other (Expense) Income, net

Other (expense) income, net for the three and nine months ended September 30, 2013 and 2012 consists of municipal development grant proceeds and foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for income taxes during the three and nine months ended September 30, 2013 and 2012 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $2.1 million, to a net loss of $2.2 million during the three months ended September 30, 2013 from a net loss of $0.1 million during the three months ended September 30, 2012. The difference between operating (loss)

income and net loss during the three months ended September 30, 2013 and 2012 was primarily related to interest expense associated with our credit facility with SVB in 2013 and note payable to Symyx in 2012.

Our net loss increased by $3.1 million, to a net loss of $4.4 million during the nine months ended September 30, 2013 from a net loss of $1.3 million during the nine months ended September 30, 2012. The difference between operating loss and net loss during the nine months ended September 30, 2013 and 2012 was primarily related to interest expense associated with our note payable to Symyx and to a lesser extent interest on our credit facility with SVB.

Liquidity and Capital Resources
Since inception, we have substantially financed our operations through private and public sale of equity securities and, to a lesser extent, cash flow from operations. As of September 30, 2013, we had $74.5 million of cash, cash equivalents and short-term investments, $47.5 million of net working capital, and debt outstanding of $25.0 million.
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
We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the three and nine months ended September 30, 2013, we paid SVB $176,000 and $178,000, respectively, of interest for the amounts drawn under the Loan Agreement during such period. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.
To date, we have incurred significant losses. During the nine months ended September 30, 2013 and 2012, we incurred net losses of $4.4 million and $1.3 million, respectively. As of September 30, 2013, our accumulated deficit was $105.7 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash and cash equivalents, short-term investments, and cash from operations are insufficient to fund our operations and repay our outstanding debt when it may become due, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.

Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$5,979	$2,790
Net cash used in investing activities	$(10,417)	$(6,237)
Net cash provided by financing activities	$421	$1,160

Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the nine months ended September 30, 2013 and 2012 of $6.0 million and $2.8 million, respectively.
Net cash provided by operating activities during the nine months ended September 30, 2013 of $6.0 million reflects a net loss of $4.4 million and non-cash charges of $7.0 million for depreciation and amortization and $4.1 million for stock-based compensation. Depreciation and amortization increased by $1.1 million from the year ago period due to a larger fixed asset install base and stock-based compensation increased by $1.4 million from the year ago period due to grants of options and restricted stock. Net operating assets and liabilities cash flow decreased by $0.7 million primarily due to a $2.1 million increase in accounts receivable as a result of timing of collections and realignment of our CDP with GLOBALFOUNDRIES and an increase in inventory of $1.7 million primarily related to procurement of components of workflow elements to be used in future builds. Deferred revenue decreased by $0.4 million due to earn out of existing deferred revenue balances. Accounts payable and accrued and other liabilities contributed $3.3 million to operating cash flow due to timing of invoices. During the nine months ended September 30, 2012 we impaired $0.9 million of long-lived assets and we did not have similar impairments during the nine months ended September 30, 2013.
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
During the nine months ended September 30, 2013, cash used in investing activities was $10.4 million primarily as a result of $9.1 million in capital expenditures and $1.1 million in capitalized patent and trademark costs. We also purchased $1.0 million in certificates of deposit classified as short-term investments and had $0.8 million in certificates of deposit mature during that period.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. During the nine months ended September 30, 2013 we entered into a Loan Agreement with SVB to refinance existing indebtedness under the secured promissory note that we issued to Symyx in November 2011.
During the nine months ended September 30, 2013, cash provided by financing activities of $0.4 million was primarily related to positive cash flow related to the issuance of common stock as a result of option exercises in the amount of $1.9 million, which was offset by cash used in financing activities from refinancing our note payable to Symyx. We paid the principal of our note payable to Symyx in the amount of $26.5 million offset by the initial credit extension in the principal amount of $25.0 million from the SVB credit facility.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$2,851	$416	$2,435	$—	$—
Credit facility	25,000	25,000	—	—	—
Contractual interest payments on credit facility	172	172	—	—	—
Purchase obligations(1)	2,793	2,793	—	—	—
Total	$30,816	$28,381	$2,435	$—	$—
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2013, we made regular lease payments of $1.2 million under this operating lease agreement.
On October 16, 2013, the Company and SBC&D Co. (the “Lessor”) entered into an amendment to the original lease agreement for our facility at 3011 N. First Street, San Jose, California. The amendment provides for an extension of the term of the lease for a period of approximately one hundred thirty-nine (139) months from the effective date, which is contingent upon Lessor acquiring title to the facility. If Lessor successfully acquires title to the facility in December 2013, as expected, our additional obligations, beyond the original termination date of May 2015, under the amended lease are expected to be approximately $24.4 million.
On May 31, 2013, we entered into the Loan Agreement with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness (including the repayment of the promissory note that we issued to Symyx in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. Prior to November 30, 2013, we have the option to convert all or any part of the outstanding advances under the revolving line into a term loan. Our option to convert the revolving advances into a term loan can only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. The term loan would bear interest at a fixed rate equal to 3.25%. As of September 30, 2013, the revolving line bears interest at 2.75% and the amount outstanding was $25.0 million.
We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay all outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and short-term investment accounts as of September 30, 2013 totaled $74.5 million, consisting of $74.3 million in cash and money market funds with maturities of less than three months from the date of purchase and $0.3 million in certificates of deposit with maturities of less than twelve months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on any outstanding debt instruments, primarily certain borrowings under our credit facility with SVB. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. As of September 30, 2013, the revolving line bears interest at 2.75% and the amount outstanding was $25.0 million. A hypothetical 1.00% basis point increase in the interest rate for a one year period on the amount outstanding at September 30, 2013 would result in an annual interest expense increase of approximately $250,000. Upon conversion of all or any part of the outstanding advances under the revolving line into a term loan pursuant to the Loan Agreement, the interest rate on our debt obligations with SVB would bear interest at a fixed rate equal to 3.25%. If converted, the fixed rate structure would mean that we would not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of September 30, 2013, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We have commenced a review of the employee's claim as well as a review of our policies regarding classification of employees for overtime purposes. We have also agreed to enter mediation with the attorney who represents the employee that filed the claim with the DLSE as well as at least ten other employees who are similarly situated. While we are committed to reach a reasonable resolution through mediation, we believe we have meritorious defenses to the claims and intend to vigorously defend against any them in this regard. While we cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, we believe the matter will not have a material adverse effect on our business, operating results, financial condition or cash flows. Nevertheless, as of September 30, 2013, the Company accrued its best estimate of the expense associated with the matter.
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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 4, 2013 ("2012 Form 10-K") and our Quarterly Report on Form 10-Q for the second quarter of 2013. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10-Q for the second quarter of 2013.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue which represented 21% of total revenue in the nine months ended September 30, 2013 and 24%, 27% and 19% in fiscal years 2012, 2011 and 2010, respectively. As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

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

•
any delay in shipments caused by shortages of components used or incorporated in products sold into the market, design errors, manufacturing problems, or difficulties or delays gaining required export licenses for such products;

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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $4.4 million in the nine months ended September 30, 2013, and $0.8 million, $30.0 million and $1.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Our accumulated deficit as of September 30, 2013 was $105.7 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

If we are successful in developing valuable technology for our customers, they still face significant challenges in commercializing products that use or incorporate such technology. The markets for products related to our engagements are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and the necessity of continually increasing product capabilities. We cannot assure you that our customers will dedicate the resources necessary to successfully execute their business strategies for these products. Our customers are not contractually obligated to us to make or sell any CDP Products. They may not have the financial strength to cost-effectively manufacture the CDP Products at high volume and in quantities sufficient to meet demand, or the competitiveness to price, market and sell the CDP Products in intensely competitive markets. They may experience delays in shipments caused by shortages of components incorporated in the CDP Products, design errors or other manufacturing problems associated with the CDP Products. A decline in demand or average selling prices in the end markets for CDP Products could result in declining sales revenue for our customers and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for CDP Products could also negatively affect such customer's willingness to work with us on other collaborations and could more generally harm our reputation and business prospects. Even if a customer is able to successfully commercialize a CDP Product, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our customers' target markets.

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

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a relatively small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 44% of revenue in the nine months ended September 30, 2013, and 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 18%, 28% and 29% of our revenue in each of these periods, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or their failure to pay amounts due to us or renew or extend their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers.

As an example, in April 2013 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") reduced the scope of its CDP with us to address its highest priority applications. Accordingly, we have experienced a reduction in the scope of R&D activities and associated CDP revenue, which has adversely affected our business, financial condition and results of operations in the most recent fiscal quarter, and may continue to do so into the future. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July, 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

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

•
our customers' budgetary constraints and internal review procedures that must be completed to begin collaboration with us, including but not limited to those customers whose R&D expenditure and product purchasing decisions are impacted by potential delays in or cancellation of funding by governmental agencies; and

•	the significant cultural transition required for a customer's internal R&D team to embrace us as a collaborative partner.

Semiconductor industry technology is rapidly changing. If we are unable to anticipate trends in technology development and introduce new technologies reflecting the latest innovations, it could adversely affect our business, financial condition and results of operations.

Our customers expect us to be continuously innovative in their sectors and expect that the technology developed under our CDPs will help them develop new products that keep pace with or push the limits of technological innovation. We rely heavily on the judgment of our management and advisers to anticipate the technology trends in the semiconductor industry and we must continually devote significant engineering resources to keep up with the rapidly growing and evolving varieties of semiconductor architecture, materials, applications, processes and equipment used in semiconductor design and manufacturing. In particular, we must be prepared for the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers.

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

The industry has also been affected in recent years by uncertainty in the credit markets. For example, pressures in the DRAM sector caused financial difficulties for our customer, Elpida, before it was acquired by Micron. In addition, future uncertainty may cause sudden changes in our customers' manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for products using or incorporating our technology by consumers, inventory levels relative to demand, and access to affordable capital.

Industry consolidation (including but not limited to consolidation of semiconductor manufacturing towards foundries and large-scale manufacturers, and the subsequent concentration of research and innovation in manufacturing process development) has increased in recent years, and we may continue to see consolidation in the future. This will likely result in a smaller number of companies, but more large companies with greater financial resources - companies that may be less likely to become our customers than smaller companies with more limited R&D resources. Furthermore, if any of our existing customers is acquired, the acquiror may not continue to engage in a CDP with us or may choose to focus its product development and commercialization on technologies not covered by our CDP.

The clean energy industry in general is in a very early stage of development, and the solar industry may experience economic challenges. As a result, we may not earn significant revenue from our initiatives in this industry for an extended period.

The clean energy industry is comprised of several sectors including energy-efficient glass, solar cells, light emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy-efficiency technologies. Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve widespread market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance, and to garner significant revenue, we may not earn material revenue from our initiatives in this area until market acceptance, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean energy industry, which could adversely affect our operating results.

The solar industry may again experience a challenging environment as it has in the recent past. The demand for solar products is also influenced by macroeconomic factors such as global economic conditions, including the ongoing debt crisis in Europe. A global economic downturn that affects the availability of financing can slow enterprise solar projects; it can also affect individual customers, who may be reluctant to assume high up-front costs and will have more difficulty getting access to capital to cover those costs. Any negative market and industry trends in the clean energy industry, including the solar industry could materially and adversely affect our existing and potential customers in the solar segment and ultimately have a negative impact on our clean energy business.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflicts of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to enter into new CDPs and cause our revenue and operating results to decline significantly.

Our business strategy requires us to evaluate, integrate and develop elements of our customers' value chains, including development and manufacturing processes. Our ability to evaluate these effectively may sometimes depend on the cooperation from our customers' materials suppliers and equipment manufacturers as well as access to their data and tools. If these third parties do not cooperate with us or provide us access to the necessary data, materials, tools or equipment, we may not be able to deliver effective solutions to our customers, which would adversely affect our business and results of operations.

We have to evaluate multiple elements of our customers' value chains to help them test and develop end products that meet their specifications, including the materials, tools and equipment used by them during the manufacturing process. Our ability to evaluate a customer's value chain effectively may sometimes depend on cooperation from such customer's materials suppliers and equipment manufacturers and on access to their data and tools. Our evaluation of the materials and equipment in the value chain must be unbiased to maintain credibility with our customers, and our evaluation sometimes results in recommendations that our customers change materials and tools providers or equipment manufacturers. Our recommendations may negatively impact our relationships with materials and tools providers and equipment manufacturers. Tensions in our relationships with these providers and manufacturers may cause these parties to limit or deny our access to their newest materials and equipment, which would in turn limit our ability to complete our development activities with our customers or control the quality of the combinatorial methods applied to our development efforts on their behalf, which would adversely affect our business and operations.

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

In order to successfully expand our business we will need to continue to grow in all operational areas and to successfully integrate new employees. In particular, we expect continued growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future. For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The addition of new employees may also increase the likelihood of employment and labor claims against us.

To effectively manage our operations and growth, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees. If we are unable to implement these enhancements efficiently, effectively and quickly, we will not be able to successfully grow our business as planned. Our future operating results will also depend on our management's ability to:

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

Acquisitions,strategic investments or joint ventures may harm our business and operating results, cause us to incur debt or assume contingent liabilities, or dilute our stockholders.

We have made and may in the future make strategic investments or acquisitions or enter into joint ventures with third parties where there is an opportunity to expand the potential applications and reach of our capabilities, including our HPC platform. Exploring and implementing any investments, acquisitions or joint ventures may place strain upon our ability to manage our future growth and may divert management attention from our core businesses. There are also other risks associated with this strategy. We cannot assure you that we will be able to make investments or acquire businesses on satisfactory terms, that any business acquired by us or in which we invest will be integrated successfully into our operations or be able to operate profitably, or that we will be able to realize any expected growth, synergies or benefits from such investments, acquisitions or joint ventures. Our relative inexperience in effecting such transactions heightens these risks. In addition, to finance any acquisitions, investments or joint ventures, we may utilize our existing funds, or might need to raise additional funds through public or private equity or debt financings. We may be unable to obtain financing to fund future acquisitions or investments on attractive terms, or at all. Additionally, equity financings may result in dilution to our stockholders. We cannot predict the number, timing or size of investments, acquisitions or joint ventures, or the effect that any such transactions might have on our operating results.

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

We are obligated to pay interest on the revolving line credit extensions on a monthly basis and are obligated to pay the outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the nine months ended September 30, 2013, we paid SVB $178,000 of interest for the amounts drawn under the Loan Agreement during such period. For any amount converted into a term loan prior to November 30, 2013, we are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we would be obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. In the event of a termination of the revolving line for any reason before November 30, 2013, including the repayment of the loan upon any prepayment, we are obligated to pay a final payment fee equal to 0.25% of the outstanding revolving advance being repaid.

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

If we lose one or more of our key personnel without obtaining adequate replacements in a timely manner, or if we are unable to retain and recruit skilled personnel, our operations could become disrupted and the growth of our business could be delayed or restricted.

Our success depends, in large part, on the continued contributions of our senior management team, in particular, the services of Mr. David Lazovsky, our President and Chief Executive Officer, and Dr. Tony Chiang, our Chief Technology Officer. If we lose the services of Mr. Lazovsky or Dr. Chiang, it could slow the execution of our business plan, hinder our development processes and impair our sales efforts, and searching for a replacement could divert our other senior management's time and increase our operating expenses. In addition, our customers could become concerned about our future strategy and operations, which could harm our reputation.

None of our senior management is bound by written employment contracts to remain with us for a specified period. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Upon hiring or promotion, new senior management personnel must spend a significant amount of time learning our technology, business model and management systems and their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our technology, business model and systems or with their new roles, we may experience disruption to our ongoing operations. Moreover, the loss of a member of our senior management or our professional staff would require the remaining management to divert attention to seeking a replacement.

Our future success and competitiveness depends on our ability to retain and motivate our unique team of highly skilled scientists and engineers, and to recruit and hire similarly qualified replacements for any who leave the company. These scientists and engineers have expertise across various disciplines, fields and technologies, including engineering, materials science, process development and integration, equipment, device process technologies and device integration. In addition, as we grow, we will have to continue to retain, attract and motivate qualified and talented personnel, including our scientists and engineers, management, sales and marketing and legal and finance personnel. Because our CDPs are customer-specific and project-specific and last for a significant period of time, the loss of key scientists or engineers or other personnel could have an adverse effect on a particular CDP and on our ability to deliver results to a customer in a timely manner or at all. We do not know whether we will be able to retain all of these employees or hire appropriate replacements for any who leave the company, as we continue to pursue our business strategy. Competition for personnel is intense in the semiconductor and clean energy industries.

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

Competition in our markets may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own methods to accelerate R&D activities, including their own combinatorial development methods internally, particularly if we are slow in developing or deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor products based on their own solutions or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput or combinatorial solutions for the design of and accelerating R&D relating to integrated devices of which we are not aware and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $9.7 million (18.7%) of our revenue in the nine months ended September 30, 2013, and $21.1 million (31.6%), $21.0 million (39.0%) and $26.0 million (60.9%) of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. ATMI, which beneficially owned approximately 8.4% of our outstanding stock as of September 30, 2013, accounted for $6.3 million (12.2%) of our revenue in the nine months ended September 30, 2013, and $16.5 million (24.7%), $15.8 million (29.3%) and $22.1 million (51.8%) of our revenue during the years ended December 31, 2012, 2011 and 2010, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

From time to time, we may be subject to warranty or product liability claims relating to our HPC tools that could result in unanticipated expenses as we compensate affected customers for product quality issues. Although we maintain product liability insurance, the insurance is subject to significant deductibles and there is no guarantee that coverage will be available or adequate to protect against all such claims. Alternatively, we may elect to self-insure with respect to certain matters. If an HPC tool sold to our customers is recalled, we may incur repair, return and/or replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

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

In addition, some of our largest customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Also, a substantial portion of the consumer products market that serves as the end-market for the products we help our customers to develop is located in Asia. As a result, our operations are subject to substantial influence by political and economic conditions. Reduced end user demand as well as disruptions to the supply chain for our customers resulting from these or other events could lead to a reduction in our revenue and an adverse impact on our financial condition. Our licensing and royalty revenue is derived from sales of products that use or incorporate technology developed under our CDPs. To the extent that sales for these products are denominated in U.S. dollars, the currency conversion and foreign exchange laws and regulations in the foreign countries in which we do business may delay or preclude us from receiving payment from our customers, which would have an adverse impact on our operations and financial condition. Additionally, to the extent that sales for these customer products are denominated in a foreign currency, an increase in the value of the U.S. dollar relative to such foreign currencies could also adversely affect our licensing and royalty revenue irrespective of the volume of such products sold, which could adversely affect our business and operating results.

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

We are also subject to general geopolitical risks in connection with international operations, such as political, social, and economic instability, terrorism, interference with information or communication of networks or systems, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks, and any disruptive effect these events would have on our business operations. Although to date we have not experienced any material adverse effect on our operations as a result of these types of factors, we cannot assure investors that these factors will not have a material adverse effect on our business, financial condition, and operating results or require us to modify our current business practices. Inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to employees, currency controls, foreign exchange, protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law may also have unexpected, adverse impacts on our operations and financial condition.

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

Our ability to use our net operating loss carryforwards to offset future taxable income, and our ability to use our tax credit carryforwards, may be subject to certain limitations.*

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. During the three months ended September 30, 2013, we completed our 2012 tax return and finalized our U.S. federal NOLs in the amount of $37.5 million. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

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

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of September 30, 2013, we owned or had exclusive licenses to 1,084 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. that we purchase. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2012 Form 10-K.

The patent positions of technology companies, including ours, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets or other forms of legal protection. We apply for patents covering our HPC platform and further advancements of our HPC platform as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents. Further, any patent claims we file for may be challenged during prosecution or any patent claims we are issued may be challenged after issuance. This may result in the claims being narrowed in scope or extinguished as a result of these challenges. Additional uncertainty may result from the recent passage of patent reform legislation by the United States Congress, legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. For these reasons, among others, our existing patents and any future patents we obtain may not be sufficiently effective in preventing others from practicing our technologies or from developing similar or superior products. In that case, our revenue and operating results could decline.

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

Many of our customers and competitors have significant operations outside the United States. However, foreign laws may not afford us sufficient protections for our intellectual property, and we may not always seek patent protection outside the United States. We believe that our success depends, in part, upon our ability to obtain international protection for our IP rights. However, the laws and judicial systems of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect or enforce our proprietary rights abroad. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking patent protection in the United States, and may also be able to successfully enforce such patents in such foreign countries against us or against our customers.

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

Any claim, even if without merit, could be time consuming to defend, result in costly litigation, or require us to enter into licensing agreements, resulting in unexpected operating costs and reduction in our operating profit. Moreover, our opponents in any litigation may have significantly more resources with which to defend against or assert claims in the litigation. A successful claim of infringement against us in connection with the use of our technologies could force us to stop using our technologies that incorporate the infringed IP; pay substantial monetary damages or royalties; grant cross-licenses to third parties relating to our own IP; obtain a license from the owner of the infringed IP, which may not be available to us on acceptable terms or at all; or re-engineer our platform or products to avoid further IP infringement, which may be technically impossible or commercially infeasible. The occurrence of any of these eventualities could adversely affect our business. Even if we are successful in defending such a claim, litigation could also divert our resources, including our managerial and engineering resources. Any infringement claim or other litigation against or by us could have a material negative effect on our business.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. The stock markets in general have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. A portion of most future fluctuations in our stock price will likely be related to the risk factors described in this section. However, as is the case for many companies with volatile stock prices, price fluctuations may be disproportionate, or even unrelated, to their operating performance. In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. Factors that could contribute to volatility in our stock price include but are not limited to the following:

•	fluctuations in our financial results or outlook, or those of our customers or of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurring of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances; and

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the U.S., countries in Asia, and/or other foreign countries;

•	investors' general perception of us; and

•	general economic and political conditions in the US and globally, such as recessions, interest rate changes and international currency fluctuations.

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

We devoted significant resources to hiring personnel and compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2012. In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to issue an adverse opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 70.0% of our common stock outstanding as of September 30, 2013. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 16.5%, 12.0% and 9.3%, respectively, of our common stock outstanding as of September 30, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of September 30, 2013, we had 45,926,545 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of September 30, 2013, the holders of 17,379,494 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 13.0 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 18, 2011 pursuant to Rule 424(b). Following the date on which the SEC declared effective the registration statement, we used a portion of the net proceeds of our initial public offering to pay Symyx $1.4 million in satisfaction of our agreement to reimburse Symyx for 50% of their underwriter discounts and commissions. In addition, in connection with an agreement for the purchase of intellectual property and the termination of our royalty obligations under an existing license agreement, we issued a promissory note to Symyx upon the consummation of our initial public offering. Between our initial public offering and May 31, 2013, we used an aggregate of $4.0 million of the net proceeds of our initial public offering to repay the principal and accrued interest on the note when due and payable in accordance with the terms of the note. On May 31, 2013, we repaid Symyx an aggregate of $26.5 million for all remaining principal and accrued interest on the note through the use of $1.5 million of the net proceeds of our initial public offering and $25 million of the net proceeds from our new revolving line of credit with Silicon Valley Bank. Pursuant to our loan and security agreement with Silicon Valley Bank (the “Loan Agreement”), a portion of the net proceeds of our initial public offering will be used to pay interest on the revolving line credit extensions on a monthly basis and a portion of the net proceeds of our initial public offering may be used to pay the outstanding principal and unpaid interest on credit extensions under the revolving line on November 30, 2013. During the nine months ended September 30, 2013, we paid Silicon Valley Bank $178,000 of interest for the amounts drawn under the Loan Agreement. For any amount we elect to convert into a term loan prior to November 30, 2013, a portion of the net proceeds of our initial public offering will be used to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan would mature three years from the first day of the month after conversion occurs, but no later than November 30, 2016, and we may use a portion of the net proceeds of our initial public offering to pay all outstanding principal and accrued and unpaid interest on that date. In the meantime, we invest any unused portion of the proceeds from our initial public offering in short and intermediate-term, interest-bearing obligations, investment-grade instruments, or guaranteed obligations of the U.S. government.

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
10.28
Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.
					X
10.29
Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.
					X
10.30	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.				X
10.31	First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.		06/03/13	10.1	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

INTERMOLECULAR, INC.
(Registrant)
Date: November 7, 2013	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer