Form 10-Q/A
period 2013-09-30
INTERMOLECULAR INC
filed 2013-12-13
CIK 1311241

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

INTERMOLECULAR, INC.
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2013
TABLE OF CONTENTS

		Page
Explanatory Note		1
PART II - OTHER INFORMATION
Item 6.	Exhibits	4
	Signatures	4

Explanatory Note
We originally filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on November 7, 2013. We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A” and together with the Original Filing, the “Form 10-Q”) solely to re-file Exhibits 10.28 (Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular, Inc. (the “Dry Equipment Agreement”)) and 10.29 (Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular, Inc. (the “Wet Equipment Agreement”)) in response to certain comments we received from the SEC in connection with our confidential treatment request that we made for certain portions of the Dry Equipment Agreement and the Wet Equipment Agreement. As a result of the filing of this Form 10-Q/A, we are also filing as exhibits to this Form 10-Q/A currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
10.28†
Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.
					X
10.29†
Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.
					X
10.30†	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.				(2)
10.31	First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.		6/3/2013	10.1	(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
101.INS*	XBRL Instance Document				(2)
101.SCH*	XBRL Taxonomy Extension Schema Document				(2)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				(2)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				(2)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				(2)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				(2)

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

(2)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, originally filed with the SEC on November 7, 2013.
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

INTERMOLECULAR, INC.
(Registrant)
Date: December 13, 2013	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer