Form 10-K
period 2013-12-31
INTERMOLECULAR INC
filed 2014-03-10
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 28, 2013 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the registrant's common stock, par value $0.001, held by non-affiliates of the registrant was $164.8 million based upon the closing price reported for such date by the NASDAQ. Shares of the registrant's common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2014, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 46,803,328.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTERMOLECULAR, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our customers and collaborative development programs (CDPs), expenses, liquidity, cash flow, growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Intermolecular, particular uncertainties that could affect future results include: our limited operating history; fluctuations in quarterly results; our ability to achieve profitability, which is dependent on, among other things, (i) customer acceptance of our HPC platform as an alternative to conventional research and development; (ii) our ability to collaborate with customers to develop technological innovations sought by our customers; (iii) whether our customers can successfully commercialize products that incorporate technology and IP developed during our CDPs with them, which may be challenging due to fluctuations in the number, price and timing of products sold by our customers and the shortening life cycles of those products, in each case impacting our licensing and royalty revenue; and (iv) our ability to successfully negotiate agreements for payment of license and royalty revenue with potential customers, and to monitor and enforce such agreements with existing customers; our dependence on a limited number of customers; the length of our sales cycles and the possibility that we will devote significant resources to a potential customer that may not result in material revenue, if any; rapid technological changes and market cyclicality in the semiconductor industry; the early stage of development of the clean energy sector and the challenges each industry within the sector faces; our ability to scale our development services to accommodate more CDPs; our ability to make the substantial research and development investments required to stay competitive in our business and to be able to address a wider range of markets and customers; our ability to adequately protect against potential conflicts of interest and breaches of confidentiality among our customers; our ability to work cooperatively with our customers' materials suppliers and equipment manufacturers; the ability of our suppliers to deliver sufficient quantities of materials in a timely manner; our ability to manage our future growth, including an increasing number of employees, customers and CDPs; our ability to scale our development efforts and secure new CDPs with new or existing customers and the timing of those CDPs; the degree to which existing CDPs are completed or expanded; our ability to to realize any expected growth, synergies or benefits from acquisitions, strategic investments or joint ventures we may enter into; our potential need for additional capital to finance our business for purposes that could include potential acquisitions as well as repayment of debt; the potential loss of key personnel; our general ability to compete successfully in challenging markets; risk associated with transactions with related parties; potential warranty claims, product recalls and product liability for our HPC tools and for our customers' products that incorporate technology developed through our CDPs; the costs and risks associated with environmental, health and safety laws and regulations; global or regional economic, political and social circumstances that could adversely affect our business; business interruptions such as earthquakes and other natural disasters; our ability to use our tax credit carryforwards; our ability to effectively protect our intellectual property, including patents, trade secrets and other proprietary information; any potential involvement in intellectual property litigation; and any potential payments to our customers resulting from our intellectual property indemnification policies and obligations. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: "Risk Factors" of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

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
Our HPC platform allows us to perform up to 192 experiments on a single substrate as compared to traditional methods, which typically allow only a single experiment at a time. Our automated characterization systems and proprietary informatics and analytics software can handle the same high-throughput of our platform. Our multi-disciplinary team of approximately 200 scientists and engineers as of December 31, 2013 (of whom approximately 40% have Ph.D.s), designs customized workflows for our customers' specific applications using the HPC platform, and applies the workflows in collaboration with our customers. The combination of the HPC platform and our multi-disciplinary team generates significant competitive advantages for our customers. By accelerating innovation and enabling our customers to commercialize higher-performance and lower-cost integrated devices faster than through conventional methods of R&D, we provide them an opportunity to gain market share and generate higher margins, including through a first-mover advantage. See the section entitled "Our Solution" for an illustration of our approach.
Customers pay us development services fees during the CDPs, which typically last for one to three years. We typically initiate new customer engagements with "micro-CDPs," which are shorter and more narrow in scope than full CDPs; these are intended to give new customers an opportunity to become more familiar with our approach before making a long-term commitment.
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
We currently target large, high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, non-volatile memory (including flash memory and embedded memory), complex logic, flat glass coatings and glass-based devices, solar cells, LEDs and other energy efficiency applications. Within these broad markets, we target customers that have track records of technological innovation, deploy significant R&D, manufacturing and sales and marketing resources and are pursuing technical advancements that are critical to their success and strategy. Our customers include:
•ATMI, Inc. (ATMI)
•Elpida Memory, Inc. (Elpida; a wholly owned subsidiary of Micron Technology, Inc.)

•First Solar. Inc. (First Solar)
•GLOBALFOUNDRIES Singapore Pte. Ltd (GLOBALFOUNDRIES)
•Guardian Industries Corp. (Guardian)
•Micron Technology, Inc. (Micron)
•SanDisk Corporation (SanDisk)
•Taiwan Semiconductor Manufacturing Company (TSMC)
•Toshiba Corporation (Toshiba)
•Ulyanovsk Center for Technology Transfer of the Russian Federation (UCTT)
Each of ATMI, First Solar, GLOBALFOUNDRIES, and Micron accounted for more than 10% of our revenue for the year ended December 31, 2013, and each of ATMI, Elpida, and GLOBALFOUNDRIES accounted for more than 10% of our revenue for the years ended December 31, 2012 and 2011. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the substantial majority of our revenue from customers in DRAM, flash memory, complex logic, materials and energy-efficient applications in flat glass. However, 2012 marked our first year with material revenue from our clean energy industry customers.
In February 2014, Toshiba and SanDisk notified us that they do not intend to enter into a renewal or extension with us of the development activities under our CDP agreement with them. As a result, from and after March 15, 2014, we will no longer provide services to Toshiba or SanDisk under our CDP agreement with them.
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
Historically, the pace of semiconductor innovation has been enabled by device scaling, in which, according to Moore's Law, the number of transistors in a design generally doubles every two years. This increasing density has reduced costs and improved capabilities over time, thereby driving market demand and growth. However, semiconductors are approaching the limitations of device scaling with the current set of materials and manufacturing processes. Additionally, rapidly growing market demand for consumer mobile devices and applications has led to the need for development of semiconductor devices with increased system-level complexity and lower power consumption. Consequently, semiconductor manufacturers are turning to advanced materials, processes, integration and new device architectures to generate continued device scaling and deliver improved product performance and cost competitiveness. The reliance on advanced materials, processes, integration and new device architectures has in turn made advancements in semiconductor technology increasingly complex and expensive. Each new process node requires experimentation with more elements in the periodic table and more material combinations to deliver the desired physical and electrical characteristics for device performance and manufacturability. For example, the broad adoption of copper interconnects enabled the industry to continue device scaling in the microprocessor field. However, this advancement required changes not only in materials, but also in processes, integration and device architectures, to achieve high-volume, cost-effective manufacturing. Accordingly, the transition was challenging and slow.

Semiconductor manufacturing companies have used device scaling to shrink transistors and develop new process technology nodes to address customer requirements for lower cost and higher performance integrated circuits (ICs). However, advanced R&D and new fabrication facility costs have increased significantly over time, especially as the use of advanced materials and processes has become increasingly important to the development and introduction of the latest generation process technology nodes. The greater expertise and higher costs required to explore advanced materials, processes, integration and new device architectures have led to increased specialization among materials, capital equipment, semiconductor manufacturing and IC design companies. However, this specialization has left gaps in the industry knowledge base with respect to the complex interactions among materials science, process technology, device integration and the ability to scale to high-volume, high-performance IC production.
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
Clean Energy Industry
The emerging clean energy markets also depend on improvements in advanced materials, processes, integration and new device architectures. Clean energy markets, which we define to include the markets for glass coatings and glass-based devices, flat panel displays (FPDs), solar cells, LEDs, advanced batteries and other energy efficiency technologies, are in the early stages of technological evolution. Companies in clean energy markets are in the early stages of understanding materials, processes, integration, device architectures and manufacturing methodologies. As a result, those companies that successfully develop relevant, scalable proprietary materials and device technologies will likely have a competitive advantage over their peers in both time-to-market and price.
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
Improved performance relative to traditional alternatives is also driving the need for new materials, process integration, device architectures and manufacturing methodologies in the FPD market. For example, growth in mobile devices and higher-resolution displays are driving the need for higher refresh rates and lower power consumption. This is introducing new material changes to the Thin Film Transistor (TFT) backplane which has historically been silicon-based. As a result, the display industry is exploring metal oxides as a future replacement TFT backplane that requires fundamental understanding of the materials and device integration in manufacturing.
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
Our Solution
We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Using our approach, we develop technology and IP rights focused on advanced materials, processes, integration and device architectures in collaboration with our customers. This technology enables our customers to bring optimized, high-volume manufacturing-ready integrated devices and other products to market faster and with less risk than conventional approaches to R&D. Our proprietary HPC platform consists of our Tempus HPC processing tools, automated characterization, and informatics and analysis software. Our HPC platform increases R&D productivity because it is purpose-built for R&D and utilizes advanced combinatorial processing systems, which allow for experiments to be performed at speeds up to 100 times faster than traditional methods. We provide our customers with proprietary technology through various fee arrangements and grant them rights to IP developed during the collaboration, primarily through royalty-bearing licenses. Our multi-disciplinary team of approximately 200 scientists and engineers as of December 31, 2013, of whom approximately 40% have Ph.D.s, designs customized workflows for our customers' specific applications using our HPC platform, and applies the workflows in collaboration with our customers to develop proprietary technology for them.
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

Strengths
We have pioneered, developed and patented a proprietary platform and methodology for accelerating R&D in the semiconductor and clean energy markets. Our strengths include:

•
Proprietary and patented HPC platform.  Our HPC platform employs proprietary and patented combinatorial methods to parallel and rapid-serial process up to 192 experiments on a single substrate as compared to conventional methods, which typically allow only a single experiment at a time. As of December 31, 2013, we owned or had exclusive rights within our field of use to 1,230 U.S. patents and patent applications (some of which also have foreign counterparts), which provide us with a competitive advantage in the use of combinatorial methods and systems in our target markets.

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

•
Seasoned engineering team with multi-disciplinary expertise.  We have assembled a multi-disciplinary team of approximately 200 scientists and engineers, of whom approximately 40% have Ph.D.s, with expertise across various disciplines, fields and technologies, including materials science, chemistry, physics, engineering, process equipment development, software and informatics, process development and integration, device technologies and device integration.

•
Deep expertise in advanced materials, processes, integration and device architectures. We have accelerated innovation for a broad set of customers across multiple markets. During a CDP, our team and our platform enable more rapid comprehension and learning about advanced materials, processes, integration and device architectures, some of which is applicable across markets. We aggressively protect IP that we generate with customers. IP such as materials characteristics, optimized processes and interoperability of systems and architectures can be applicable beyond the field of use of the CDP and can benefit new customers without impacting competitive differentiation of current customers.

•
Collaborative customer engagements leading to IP generation and strategic alignment.  Customers pay us development service and HPC platform subscription fees during multi-year CDPs. We grant them rights to proprietary technology and IP developed during our collaborations. As customers successfully commercialize products incorporating technology developed through the CDPs, we receive licensing fees and/or royalties. In certain cases, we sell HPC processing tools to our customers, and customers pay us a license fee for use of our

HPC platform and associated software. This alignment of interests facilitates collaboration and open communication that improves development efficiencies and is more likely to result in innovative, differentiated products.

•
Attractive business model with contracted CDP revenue and recurring high-margin royalties.  Our multi-year CDPs generate predictable CDP and services revenue from our customers. Our CDPs also establish the terms upon which we will receive licensing and royalty revenue from the sale of our customers' products that incorporate technology developed through our CDPs. These licensing and royalty arrangements create a business model with attractive margins and a high degree of near-term visibility. Licensing and royalty revenue over the past three years has accounted for 22%, 24%, and 27% of revenue in the years ended December 31, 2013, 2012 and 2011, respectively, and we expect the percentage will increase going forward as more of our customers license our developed technology and commercialize and ramp production of products incorporating technology developed through our CDPs.

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

•
Enhance our HPC platform and multi-disciplinary team.  We continue to develop, broaden and protect our processing, characterization, data analysis and workflow capabilities. To enhance our existing platform, we recruit personnel with broad, highly technical skill sets.

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

Wet Processing Tools
We offer a series of wet processing tools that apply HPC methods to fluids-based applications such as cleans, deposition, wet etch, self-assembly, and surface treatment processes. These tools, which can be used alone or in combination, include:

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

Dry Processing Tools
In addition, we offer dry processing tools that apply HPC methods to vapor-based applications. Each of these tools can be used in primary, secondary and tertiary screening. These tools, which can be used alone or in combination, include:

•
Tempus P-30 HPC Physical Vapor Deposition (PVD).  A 300mm chamber with the ability to use up to four PVD sources and three optional deposition methods (including DC, RF and pulse DC) on a vast range of film thicknesses and/or compositions and/or film stacks within each site-isolated region of a substrate.

•
Tempus A-30 HPC Atomic Layer Deposition (ALD).  A 300mm chamber capable of site isolation of both metal and dielectric films across quadrants of the wafer, with the ability to introduce variation of film thickness and/or composition and/or film stacks within each quadrant.

•
Tempus ST-30 Surface Treatment. A 300mm chamber capable of exposing critical layers pre or post dry deposition at variable temperatures to different chemistries which can be modulated by the chamber's downstream plasma source.

•
Tempus AP-30.  A configurable platform with multiple A-30, P-30 or ST-30 chambers and common support modules to facilitate in-situ processing of ALD, PVD or Surface Treatment for rapid screening of thin-film metal alloys, dielectrics and multilayer stacks. Processes can be scaled to facilitate high-volume manufacturing.

Automated Characterization
Immediately after processing substrates on our Tempus HPC processing tools, we use automated and customized characterization instruments to rapidly generate physical and electrical data from the experiments. The aggregated data is automatically loaded into our informatics data warehouse. As with processing, our clean room labs include a broad array of characterization and metrology instruments and software to evaluate different properties under a wide variety of process conditions. Our characterization instruments are optimized to match the throughput of our processing tools to maximize experimental learning cycles.
Informatics Software, Analysis and Services
Our informatics software has the ability to automate the capture and storage of HPC processing, characterization, and metrology data, and then to evaluate, summarize and securely distribute this data in real time to the appropriate parties. Additionally, we use our informatics software to leverage experiments processed and characterized in the past for a customer to increase the speed and effectiveness of the engagement. The key components of our informatics software include:

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

Our Technology
Embedded throughout our hardware and software, our technology is based upon the parallel and/or rapid serial experimentation capabilities of combinatorial methods. High-productivity combinatorial methods generally refer to techniques that vary materials, unit processes, process, and device integration sequences across multiple regions of one or more substrates, the output of which can then be evaluated in parallel or rapid serial fashion. Our informatics software and analytical methods characterize and analyze these combinations of materials, unit processes, process, and device integration sequences for the most promising solutions in a structured, automated and throughput-matched fashion. The relationship between materials, processes, integration and device output are established earlier in the development process, so that performance and manufacturability considerations are taken into account from the outset, instead of late in the R&D process.
Although our approach is unique in the semiconductor and clean energy industries, combinatorial technology has been widely used in other industries, especially where new materials function as primary enablers of product innovation. Examples include the pharmaceutical, biotechnology, and energy sectors, where combinatorial techniques have been accelerating development since the early 1990s.
We are able to deploy and benefit from our proprietary combinatorial methods because of our multi-disciplinary technical team. The following shows important characteristics of our technical team:
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
We typically initiate new customer engagements with smaller, customer-paid programs called micro-CDPs. Our micro-CDPs precede the full CDP. These are smaller programs that require significantly less investment from our customers but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring them to commit to a longer-term agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP.
Our CDPs are designed to result in the development of proprietary technology and IP for new devices, manufacturing process technology and materials, which we license to our customers for use in volume production. We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP primarily through royalty-bearing licenses.
In the early stages of developing our business, we structured engagements with customers to allow us to continue to grow while also giving customers an opportunity to invest in our business and success. During 2013 we did not provide our customers or partners with opportunities to invest in our company, independent of their ability to do so in the open market.
Our Customers
Our customers include semiconductor device, semiconductor materials and equipment and clean energy market leaders, including ATMI, Elpida, First Solar, GLOBALFOUNDRIES, Guardian, Micron, SanDisk, TSMC, Toshiba and UCTT. Typically, our customers engage in CDPs with our team leveraging our HPC platform to develop and commercialize high-volume integrated devices using collaboratively developed technology. To date, ATMI and Elpida have already successfully developed products through their CDPs and we have granted them rights to the associated technology and IP rights through royalty-bearing licenses. Successes in our initial CDPs have led to expanded relationships and follow-on programs with existing customers for new products and applications.
The majority of our revenue during 2013 came from our four largest customers, ATMI, First Solar, GLOBALFOUNDRIES and Micron, which represented a combined 55% of our total revenue during the year ended December 31, 2013. The majority of our revenue during the two years ended December 31, 2012 and 2011 came from our three largest customers for those periods, ATMI, Elpida and GLOBALFOUNDRIES, which represented a combined 67% and 64%, respectively. We believe that the revenue concentration associated with these customers will likely decline as our other customers begin to transition technology developed through CDPs into licensing and royalty revenue and as we continue to enter into new CDPs with new and existing customers in the semiconductor and clean energy markets.
In February 2014, Toshiba and SanDisk notified us that they do not intend to enter into a renewal or extension with us of the development activities under our CDP agreement with them. As a result, from and after March 15, 2014, we will no longer provide services to Toshiba or SanDisk under our CDP agreement with them.
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
As of December 31, 2013, we owned or had exclusive rights to 1,230 U.S. patents and patent applications (some of which also have foreign counterparts). Of the 904 U.S. patents and applications that we owned as of December 31, 2013, 44% are related to the HPC platform and 56% are related to Program IP. We also have a license to approximately 326 U.S. patents and applications granted to us by Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc. that exclusively provided us the right to use combinatorial methods to develop Program IP.
As of December 31, 2013, we owned 131 patents and 157 patent applications related to our HPC platform in the United States, and 52 patents and 47 patent applications in other jurisdictions. The expiration dates of these patent rights range from October 2014 to December 2033. We continue to file patent applications to seek protection for further advancements of our HPC platform. We own all rights to such patents and generally do not grant licenses to third parties under these patents other than in connection with their use of our HPC platform. Our patents and patent applications cover the following aspects of the HPC platform:

•	Combinatorial systems and methods related to fluids-based processing.

•	Combinatorial systems and methods related to vacuum-based processes, including deposition and etch.

•	Systems and methods for site-isolated processing.

•	Combinatorial systems and methods related to high-volume manufacturing.

•	Processing techniques using combinatorial and non-combinatorial methods.
We also have and seek patent protection for innovations we develop internally on our HPC Platform, either on our own or in collaboration with our customers through CDPs. Such innovations cover advancements in new materials, processes, process conditions, process sequences and device architectures in applications such as semiconductor memory, semiconductor complex logic, glass coatings and glass-based devices, solar cells and LEDs. As of December 31, 2013, we owned 109 patents and 288 patent applications in the U.S. covering Program IP, as well as 55 patent applications in other countries.
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
Our business development and product marketing group focuses on our strategy, platform and technology roadmap, new platform introduction process, demand assessment and competitive analysis. The group coordinates new application evaluation and development both internally with our engineering teams and externally with new and existing customers. As market opportunities arise for our products and services, we intend to increase our sales and marketing efforts and further expand our business development and product marketing organization.
Manufacturing
We manufacture our HPC tools through partnerships with experienced contract manufacturers that manufacture and assemble sub-assemblies incorporating our designs. We believe that our third party manufacturers have adequate sources and supplies of the raw materials needed to manufacture our products. We believe that partnering with contract manufacturers provides us with access to the most current facilities and processes without significant capital outlay on our part, allowing us to focus our resources on R&D, product design and CDP support. Although we have historically relied on a small number of contract manufacturers for the manufacture and assembly of a majority of our workflow platforms, we have relationships with a variety of contract manufacturers and are not dependent on any single contract manufacturer.
Research and Development
We conduct R&D activities for CDPs and for internal research and development on both workflow platform development and application R&D. As of December 31, 2013, we employed a research and development team of 203 full-time employees. This R&D team includes many experienced engineers, scientists and managers with advanced degrees from leading universities around the world and experience with leading chip manufacturers, solar PV companies and equipment and materials suppliers. We believe these R&D professionals on our team have enabled us to develop our HPC platform, support customer CDPs, implement our technology roadmap rapidly and provide us with the foundation for our technology advancement in the future.
We devote a substantial portion of our resources to engineering of our next-generation platforms by integrating future generations of technology and developing standardized software and hardware modules. We work closely with multiple vendors during the development of new workflows or workflow modifications for use in our future platforms. The synergies among existing and new workflows often enable us to operate with adjacent vertical technologies such as clean energy markets. Our R&D expenses were $24.5 million, $21.8 million, and $19.3 million for the years ended December 31, 2013, 2012 and 2011, respectively; this represented approximately 36%, 33%, and 36% of our revenue in those years, respectively.
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
Employees
As of December 31, 2013, we had a total of 253 full-time employees, consisting of 203 people engaged in CDPs and R&D activities and 50 people in sales and marketing, legal, finance and other general and administrative roles. None of our employees are represented by a labor union, and we consider our employee relations to be good. On February 3, 2014, we instituted a reduction in force as part of an overall plan to reduce our cost structure. This reduction in force constituted approximately 18% of our workforce, and is anticipated to be completed during the first quarter of 2014.
Our CDPs are labor-intensive, and we evaluate our hiring needs on a project by project basis, taking into account current and anticipated CDP timelines and lifecycles, as well as the availability of highly-skilled scientists, engineers and other technical staff needed to support the CDPs. We believe our location in San Jose, California provides us with access to a large population of highly-skilled personnel who will be able to meet the technical requirements necessary to support our existing and new CDPs.
Financial Information about Segments and Geographic Areas; Backlog
We derive a significant portion of our revenue from customers that are based in foreign countries, particularly those based in Japan. Revenue generated from customers in Japan accounted for 19%, 20%, and 28% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan and other foreign countries.
For geographic information, see Note 12 to our consolidated financial statements included in this Form 10-K. We report all of our business activities as a single reporting segment.
Our backlog as of December 31, 2013 was $56.4 million, of which $30.4 million is scheduled to be recognized as revenue during 2014 and $26.0 million is scheduled to be recognized as revenue in periods beyond 2014. As of December 31, 2012, we had backlog of approximately $77.2 million.
Customer and Collaborative Agreements
The descriptions below contain only a summary of the material terms of the customer engagements entered into as of December 31, 2013, as well as any subsequent material amendments thereto, and do not purport to be complete. These descriptions are qualified in their entirety by reference to the respective agreements.

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
In February 2014, GLOBALFOUNDRIES agreed to accelerate the payment of all amounts that are due to us in 2014, which include (i) the fees due to us from them in exchange for us supplying full-time employees or contractors dedicated to supporting the development activities under the CDP in 2014 and (ii) the minimum payments due to us from them in exchange for the licenses granted by us to them for the calendar year 2014. We further agreed with GLOBALFOUNDRIES to suspend development activities under the CDP for the remainder of 2014, with the parties agreeing to discuss future collaborations for calendar year 2015.
Collaborative Development Program Agreement with Toshiba and SanDisk
In March 2010, we entered into a CDP agreement with Toshiba and SanDisk to develop certain memory technologies and related materials. Under the agreement, we are providing development services to Toshiba and SanDisk and we granted Toshiba and SanDisk non-exclusive use of our proprietary HPC platform (which includes a subscription to the platform and a license to the associated software). The initial period for the development activities was two years, with the option to extend for up to two additional one-year periods. In March 2012, we amended the CDP agreement to extend the initial term of development for an additional year (through March 2013). For this additional year, Toshiba and SanDisk retain their exclusive collaboration license in the field of memory chips.
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

In March 2013, we agreed with Toshiba and SanDisk to extend development activities under the CDP through March 15, 2014, with us continuing to provide services and licenses to our technology in exchange for agreed-upon fees. We further agreed with Toshiba and SanDisk to reduce the minimum annual royalty levels due to us from them for the first two (2) years after the end of the extended development period. In February 2014, Toshiba and SanDisk notified us that they do not intend to enter into a renewal or extension with us of the development activities under the CDP. As a result, from and after March 15, 2014, we will no longer provide services to Toshiba or SanDisk under the CDP agreement. The terms of the ownership of the CDP IP and licenses under any IP rights resulting from the CDP IP remain unchanged, and Toshiba and SanDisk will continue to have an obligation to pay us royalties in connection with any future sales of products incorporating or using the CDP IP.
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
In February 2012, Elpida filed a petition for commencement of corporate reorganization proceedings under the Japan Corporate Reorganization Act in the Tokyo District Court. In July 2012, the trustees appointed by the Tokyo District Court entered into a sponsorship agreement with Micron pursuant to which Micron has agreed to purchase the outstanding stock of Elpida subject to various terms and conditions expressed therein including obtaining approval of the creditors. In October 2012, the Tokyo District Court referred Elpida's plan of reorganization for creditor voting. The voting ended on February 26, 2013. On February 28, 2013, Elpida announced that the reorganization plan was approved by the statutorily required majority of the creditors and was also approved by the Tokyo District Court. In July 2013, Elpida was acquired by Micron and became a wholly-owned subsidiary of Micron.
Collaborative Development Agreement with Micron Technology
In April 2013, we entered into a CDP agreement with Micron to develop and improve certain advanced memory products (the Micron CDP). Upon the acquisition of Elpida by Micron in July 2013, our prior CDP with Elpida was terminated, and the exclusive licenses that we previously granted to Elpida under the Elpida CDP transferred to Micron.

Under the Micron CDP, we are providing development services to Micron and granted Micron non-exclusive licenses to our HPC technology for the purpose of developing and improving certain advanced memory products. The development activities will be conducted in at least two separate development programs, one in the field of DRAM, and the other in the field of non volatile memory. The period of development activities for each development program is at least two years. We own the rights for certain technology and IP arising out of the Micron CDP (Micron CDP IP), with Micron owning the rights for certain other technology and IP arising out of the Micron CDP. We also granted Micron exclusive and non-exclusive licenses under our rights in the Micron CDP IP in certain fields. Micron has agreed to pay us annual recurring success fees for a fixed duration (Success Fees) in the event that Micron commercially produces wafers, at a certain rate of production, that incorporate certain deliverables we provide to Micron. Micron has also agreed to pay us (i) certain fees at a fixed rate for providing development services to Micron and (ii) certain expenses and material costs subject to pre-approval. Micron may grant sublicenses under the Micron CDP IP or the Elpida CDP IP to various third parties, but in certain circumstances Micron must share with us the licensing fees it receives from such sublicenses. We may also grant sublicenses within certain fields under the Micron CDP IP to third parties, but in certain circumstances we must share with Micron the licensing fees we receive from such sublicenses. The initial term of the Micron CDP is three (3) years. Any obligation of Micron to pay Success Fees under the Micron CDP may continue after the end of the development programs.
ATMI Engagement
In November 2006, we entered into an alliance agreement (the "Alliance Agreement") with ATMI to develop advanced materials for semiconductor products under one or more individual CDPs as agreed between the parties from time to time. Each CDP would provide payments from ATMI to us (i) for providing development services to ATMI, (ii) for subscription and license fees for use of the HPC platform, and (iii) for certain pre-approved expenses and material costs. ATMI owns any technology and IP that it independently creates during the Alliance Agreement. We own the technology and IP we independently create. Unless modified by the terms of a CDP, we also own the technology arising out of the CDP and the HPC technology. The initial term of the activities under the Alliance Agreement is ten years.
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
In July 2007, we entered into a Wets Workflow Purchase Agreement with ATMI, which was extended and amended through amendments in December 2007, December 2008, March 2009, August 2010, March 2011, October 2011, December 2012 and March 2013 (as amended, the ATMI Wets Workflow Agreement). Pursuant to this agreement, we agreed to sell to ATMI certain HPC processing tools and license informatics software related to liquid or fluids-based materials (Wets) used in semiconductor processing and manufacturing (collectively, the Wets Workflow). The Wets Workflow may only be used at certain designated sites and solely for the purpose of developing and commercializing materials, Wets processing processes, products and materials manufacturing technologies in a certain field. The agreement generally provides that ATMI is obligated to pay us royalties on products that incorporate any material identified, first synthesized, or discovered through use of any Wets Workflow (the ATMI Wets Products). However, the parties have agreed that for 2013, ATMI would instead pay a fixed fee to us in exchange for subscription and license fees for use of the HPC platform and related software and any volume-based royalties on the sale of the ATMI Wets Products during 2013.
During the term of the agreement, we have agreed not to enter into any joint marketing, sales or development agreements in certain fields with certain competitors of ATMI. During the term of the agreement and subject to economic terms, we also agreed not to ship certain elements of the Wets Workflow and certain other proprietary HPC processing tools to certain ATMI competitors for use in certain defined fields. We have agreed to evaluate ATMI materials for CDPs between us and integrated device manufacturers for an IC or solar application. We have agreed to recommend ATMI materials to our customers in these CDPs, provided that the ATMI materials are timely available, meet our customers' requirements and are cost competitive. If we identify an opportunity for ATMI and us to work in a joint development program or if ATMI introduces us to such an opportunity with an integrated device manufacturer, we and ATMI will enter into good faith negotiations to agree on an economic arrangement, unless ATMI does not have HPC-related resources available to contribute to such an opportunity. In addition, we agreed to introduce one of ATMI's workflows to one of our other customers in exchange for ATMI committing to providing its support to such customer. We are required to dedicate certain resources to supporting ATMI's use of the Wets Workflow. The agreement will continue in effect as long as any license granted under any applicable purchase order under the agreement remains in effect
In December 2008, we entered into a Dry Workflow Purchase Agreement with ATMI, which was extended through amendments in August 2010, March 2011, October 2011, December 2012 and March 2013 (as amended, the ATMI Dry Workflow Agreement). Pursuant to the agreement, we agreed to sell to ATMI certain HPC processing tools and license informatics software related to vapor-based applications (Dry) used in semiconductor processing and manufacturing (collectively, the Dry Workflow). The agreement generally provides that ATMI is obligated to pay us royalties on products that incorporate any compounds or materials (or composition of compounds or materials) identified, first synthesized, or discovered in whole or in part through the use of the Dry Workflow, and any derivative thereof (the ATMI Dry Products). However, the parties agreed that for 2013, ATMI would instead pay a fixed fee to us in exchange for subscription and license fees for use of the HPC platform and related software. This payment was in lieu of any volume-based royalties on the sale of ATMI Dry Products during 2013. We are required to dedicate certain resources to supporting ATMI's use of the Dry Workflow. In addition, we provided support from October 2011 to August 2012 to a customer of ATMI who was utilizing the Dry Workflow

ATMI purchased from us. The agreement will continue in effect as long as any license granted under any applicable purchase order under the agreement remains in effect.
In December 2013, we amended the Alliance Agreement, the ATMI Wets Workflow Agreement and the Dry Workflow Agreement, effective January 1, 2014. Under this amendment, ATMI will resume owing us royalties based on sales of ATMI Wets Products and ATMI Dry Products developed using our HPC technology. As part of making such royalty payments, ATMI will make minimum quarterly payments during calendar year 2014. ATMI will also pay us fees to license certain installed tools that ATMI previously purchased from us, while not renewing licenses for certain other installed tools that ATMI previously purchased from us. This amendment also terminates those previously agreed-upon provisions which had restricted us from entering into joint marketing, sales or development agreements in certain fields with certain competitors of ATMI and from selling certain tools and related products to certain ATMI competitors for use in certain fields.
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
In April 2013, we again amended the Second CDP to modify timelines with respect to the provision of certain project deliverables. In December 2013, we further amended the Second CDP, extending the period of development activities through November 30, 2014, and agreeing with First Solar to reduce our obligation to provide full-time employees or contractors dedicated to development activities under the CDP, in return for reduced fees during calendar year 2014. The parties further agreed to modify the structure of royalties owed by First Solar to us, with First Solar agreeing to pay us royalties based on the sales of First Solar's CdTe solar panels that use CDP IP.
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

In December 2013, we amended our two CDP agreements with Guardian to extend the period of development activities under these CDPs through January 31, 2014, with Guardian paying us the same monthly fee for our resources as previously agreed to by the parties. The parties further agreed in the amendment to negotiate the terms of an extension for both CDPs beyond January 31, 2014.

In February 2014, the parties agreed to further amend the two CDP agreements. Under this amendment, and effective January 31, 2014, development activities under the existing CDP agreements would be extended to January 31, 2017. During this extension period, we will provide Guardian with additional HPC technology and dedicated full-time employees (Resources) to support these continuing development activities, in exchange for additional monthly fees. Guardian also agreed to continue paying us specified royalties on sales of its products covered by the licenses we granted to them to the CDP IP, and also to pay a mutually agreed volume-based royalty when certain products include multiple elements of CDP IP. We have further agreed to share with Guardian a certain percentage of any royalties we receive from licensing to third parties certain CDP IP developed under the liquid coatings for flat glass CDP Agreement. Guardian may request us to increase the Resources, and on or after January 31, 2016, Guardian may request us to reduce the Resources. If the Resources are reduced, the monthly fees shall be proportionately reduced, but such reduction in fees will be offset by Guardian’s payment of the royalties owed to us under the CDP Agreements for the licenses granted by us to Guardian for the CDP IP. Otherwise, Guardian must pay to us the difference between the original fees and the reduced fees not covered by the owed royalties. This amendment also provides that Guardian shall also have certain early termination rights for years two and three of the extension period, subject to the payment of early termination fees. The licenses to CDP IP and Guardian’s royalty obligations shall survive the termination or expiration of this agreement.

Equipment Supply and Technology Licensing Agreements/Joint Development Program Agreement with UCTT

In September 2013, we entered into two Equipment Supply and Technology Licensing Agreements (the “Equipment Agreements”) and a Joint Development Program Agreement (the “JDP Agreement”) with UCTT to help UCTT establish a platform that accelerates the application of thin film coatings of various materials for industry. Under the Equipment Agreements, UCTT will purchase certain equipment from us, and we will grant UCTT non-exclusive licenses to our proprietary HPC technology and to our proprietary informatics software, for use solely with the purchased equipment and solely for the purpose of developing and commercializing materials and products incorporating such materials in the fields of glass coatings, photovoltaic devices, power electronics and displays (the “Field”), for a fixed period and, subject to payment of additional fees, for additional periods. We will also provide maintenance, support and warranty services on the equipment under the Equipment Agreements.

Under the JDP Agreement, UCTT will use the purchased equipment and assistance from our business and technical teams to engage in CDPs with third parties (“CDP Customers”). Such CDPs will provide R&D services and will sell or license intellectual property developed under the CDP to the CDP Customers in the Field. The profits earned by UCTT from such R&D service fees and intellectual property license fees will be shared between us and UCTT depending on whether we brought UCTT that business and whether we will provide technical assistance to the CDP Customer. If UCTT wishes to sign CDPs with a party outside the Russian Federation (“Outside Third Parties”), it will need our prior written consent unless the Outside Third Party is named in an enumerated list agreed to by the parties, or has less than $50M in annual revenue in the Field, or is located in the Commonwealth of Independent States or, for CDPs in the field of glass coatings, is located in and has a majority of assets in the European Union. For a period of five (5) years, we have agreed to not enter into an arrangement in the field of glass coatings with a third party without the prior consent of UCTT if such arrangement will be similar in structure to this JDP Agreement.

In connection with entering into these three arrangements, we have committed to provide certain operating expense funding for UCTT; and we have certain contingent revenue which is subject to an earn-out clause related to business development activities included in the JDP Agreement.
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

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 22%, 24%, and 27% of total revenue in fiscal years 2013, 2012 and 2011, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

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

▪	the highly cyclical nature of and price volatility in the semiconductor industry;

▪	the financial stability of any of our customers;

▪	the timing and extent to which we enter into new CDPs or complete, extend the duration, expand the scope or reduce the duration or scope of existing CDPs;

▪	one-time offsets to revenue associated with the vesting of contingent warrants issued to two of our customers that are currently outstanding;

▪	non-cash charges relating to stock-based compensation, amortization of intangible assets, write-down expenses related to inventory, and impairment expenses related to long-lived assets;

▪	any involvement in significant litigation, and in particular intellectual property litigation;

▪	any payments resulting from our intellectual property indemnification policies and obligations;

•	any need for significant additional capital to finance our business;

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

We have generated net losses each year since our inception, including $8.8 million, $0.8 million, and $30.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficit as of December 31, 2013 was $110.1 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

If we are able to negotiate appropriate agreements, we will need to rely on our customers to make those payments on a timely basis. Licensing and royalty revenue we may receive in the future may be based on sales of CDP Products. In order to accurately report our financial results on a timely basis, we will need to receive timely, complete and accurate information from our customers regarding their sales and resulting payments they owe us. If the information that we receive is not timely, complete or accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these parties, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements.

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

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a relatively small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our four largest customers accounted for 55% of our revenue in the fiscal year ended December 31, 2013. Our three largest customers during 2012 and 2011 (all of which are in the semiconductor industry), accounted for 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 17%, 28%, and 29% of our revenue in each of these periods, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we have experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations in the most recent fiscal quarter. Similarly, Toshiba and SanDisk have notified us that they do not desire to enter into a renewal or extension with us of the term of our CDP.  From and after March 15, 2014, we will no longer provide services to Toshiba or SanDisk under the CDP, and Toshiba and SanDisk will no longer pay us fees for any further development services. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July, 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

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

Our customers expect us to be continuously innovative in their sectors and expect that the technology developed under our CDPs will help them develop new products that keep pace with or push the limits of technological innovation. We rely heavily on the judgment of our management and advisers to anticipate the technology trends in the semiconductor industry and we must continually devote significant engineering resources to keep up with the rapidly growing and evolving varieties of semiconductor architecture, materials, applications, processes and equipment used in semiconductor design and manufacturing. In particular, we must be prepared for the cost, technical complexity and timing of a proposed industry transition from 300mm to 450mm wafers, as well as the possible industry transition to the use of extreme ultraviolet (EUV) lithography.

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

The clean energy sector includes a number of industries that are in a very early stage of development, each of which may experience economic challenges. As a result, we may not earn significant revenue from our initiatives in these industries for an extended period.

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

The clean energy industry may again experience a challenging environment as it has in the recent past. The demand for clean energy products is also influenced by macroeconomic factors such as global economic conditions. A global economic downturn that affects the availability of financing can slow enterprise clean energy projects; it can also affect individual customers, who may be reluctant to assume high up-front costs and will have more difficulty getting access to capital to cover those costs. Any negative market and industry trends in the clean energy industry could materially and adversely affect our existing and potential customers in the clean energy segment and ultimately have a negative impact on our clean energy business.

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

Our customers require a significant amount of individualized attention and many of our customers also require dedicated lab space at our facilities for CDPs. We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet these types of demands for our customers. In addition, because of the significant confidentiality concerns associated with the projects and products we work on and the restrictions on resource and information sharing we have implemented in response, we are not able to fully capitalize upon economies of scale. If the demand for our services and products exceeds our capacity to meet such demand, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our growth may be hindered and our business and operating results could be adversely affected.

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

In order to successfully expand our business we will need to continue to grow in all operational areas and to successfully integrate new employees. In particular, we expect continued growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future.For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. Subsequently, we were informed of similar claims by fourteen other current and former employees and contractors. On January 16, 2014, we participated in a mediation with the attorney who represents these fifteen claimants. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California. The addition of new employees may also increase the likelihood of employment and labor claims against us.

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

Acquisitions, strategic investments or joint ventures may harm our business and operating results, cause us to incur debt or assume contingent liabilities, or dilute our stockholders.

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

On May 31, 2013, we entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness (including the repayment of all remaining principal and accrued interest under the secured promissory note that we issued to Symyx Technologies, Inc. in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013.

On November 29, 2013, we elected to convert the entire $25.0 million of outstanding advances under the Loan Agreement into a term loan, as provided by the Loan Agreement. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan is scheduled to mature on November 30, 2016, at which time we would be obliged to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. During the fiscal year ended December 31, 2013, we paid SVB $0.4 million of interest under the Loan Agreement.

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

Competition in our markets may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own methods to accelerate R&D activities, including their own combinatorial development methods internally, particularly if we are slow in developing or deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor and clean energy products based on their own solutions or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput or combinatorial solutions for the design of and accelerating R&D relating to integrated devices of which we are not aware and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $12.8 million (19.0%) of our revenue in the year ended December 31, 2013 and $21.1 million (31.6%) and $21.0 million (39.0%) of our revenue for the years ended December 31, 2012 and 2011, respectively. ATMI, which beneficially owned approximately 5.6% of our outstanding stock as of December 31, 2013, accounted for $8.4 million (12.5%) of our revenue during the year ended December 31, 2013 and $16.5 million (24.7%) and $15.8 million (29.3%) of our revenue for years ended December 31, 2012 and 2011, respectively. For more information about these transactions, see Note 11 to our consolidated financial statements in this Form 10-K.

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

Our inability to effectively manage our inventory could adversely affect our revenue and profitability.

Our CDPs generally consist of our provision of services to our customers, our licensing to customers of IP related to the CDP, and the sale of specialized tools to customers with which CDP activities are undertaken. For these specialized tools, we typically plan production and inventory levels based on internal forecasts of customer demand. These forecasts can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on revenue and profitability. In addition, innovation in our industry, or the use of R&D methodologies other than our HPC technology, could render significant portions of our inventory obsolete. If we overestimate our customers' requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers' requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers' CDP activity schedules. Additionally, our estimates of excess and obsolete inventory may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be understated or overstated. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have a significant impact on the value of our inventory and operating results.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards ("NOLs") to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2013, we reported U.S. federal NOLs in the amount of approximately $52.0 million. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

According to the American Taxpayer Relief Act of 2012 (HR 8) signed into law on January 3, 2013, the federal research credit, which was allowed to expire on January 1, 2012, was retroactively extended through 2013. The federal research credit for the retroactive extensions is reflected in the 2013 tax provision.

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of December 31, 2013, we owned or had exclusive licenses to 1,230 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. that we purchase. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of this Form 10-K.

The patent positions of technology companies, including ours, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets or other forms of legal protection. We apply for patents covering our HPC platform and further advancements of our HPC platform as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents. Further, any patent claims we file for may be challenged during prosecution or any patent claims we are issued may be challenged after issuance. This may result in the claims being narrowed in scope or extinguished as a result of these challenges. Additional uncertainty may result from the recent and ongoing consideration and passage of patent reform legislation by the United States Congress, legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. For these reasons, among others, our existing patents and any future patents we obtain may not be sufficiently effective in preventing others from practicing our technologies or from developing similar or superior products. In that case, our revenue and operating results could decline.

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

We devoted significant resources to hiring personnel and compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2013. In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to issue an adverse opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 73.1% of our common stock outstanding as of December 31, 2013. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 16.3%, 11.8% and 9.2%, respectively, of our common stock outstanding as of December 31, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of December 31, 2013, we had 46,486,372 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of December 31, 2013, the holders of 17,080,613 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately $12.6 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities
Our facilities currently consist of an aggregate of approximately 146,000 square feet of office, research and development clean room space in San Jose, California, pursuant to a lease that expires in 2025. For our CDP engagements, as of December 31, 2013, we were using approximately 67% of the capacity of our clean room space in San Jose. We have historically expanded and invested in our facilities to support the growth of our CDPs and we expect to be able to continue to do so on commercially reasonable terms as we engage in new CDPs in the future. We have no reason to believe that additional space that we may need in the future will not be available on commercially reasonable terms.
ITEM 3.    LEGAL PROCEEDINGS
On August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We have commenced a review of the employee's claim as well as a review of our policies regarding classification of employees for overtime purposes. On

January 16, 2014, we participated in mediation with the attorney who represents the employee that filed the claim with the DLSE, as well as fourteen other current and former employees and contractors who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California. We believe we have meritorious defenses to the claims and intend to vigorously defend against them in this regard. While we cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, we believe the amount of probable loss related to this matter will not have a material adverse effect on our business, operating results, financial condition or cash flows. Nevertheless, as of December 31, 2013, the Company accrued its best estimate of the expense associated with the matter.
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

	Low	High
Fiscal Year Ended December 31, 2013
First Quarter	$8.25	$10.69
Second Quarter	$7.00	$10.20
Third Quarter	$5.46	$7.54
Fourth Quarter	$4.86	$6.41

	Low	High
Fiscal Year Ended December 31, 2012
First Quarter	$5.01	$9.55
Second Quarter	$5.87	$7.75
Third Quarter	$6.40	$8.00
Fourth Quarter	$6.31	$9.28
As of March 3, 2014, there were approximately 45 holders of record of our common stock. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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

Performance Graph
The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (^IXIC) and (ii) Philadelphia Stock Exchange Semiconductor Index (SOX) for the period from November 18, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2013. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.50 on November 18, 2011 and in the NASDAQ Composite Index and Philadelphia Stock Exchange Semiconductor Index on November 18, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with our consolidated financial statement and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.
We derived the consolidated statements of operations data for 2013, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013 and 2012 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue:
CDP and services revenue	$45,744	$47,468	$36,733	$27,705	$14,182
Product revenue	6,726	3,495	2,717	6,959	9,065
Licensing and royalty revenue	14,936	15,864	14,380	8,010	3,663
Total revenue	67,406	66,827	53,830	42,674	26,910
Cost of revenue	32,485	28,403	25,469	20,926	13,018
Gross profit	34,921	38,424	28,361	21,748	13,892
Operating expenses:
Research and development	24,502	21,839	19,260	13,917	10,983
Sales and marketing	6,475	5,433	4,285	4,074	3,211
General and administrative	11,973	10,868	8,534	5,761	4,867
Total operating expenses	42,950	38,140	32,079	23,752	19,061
(Loss) income from operations	(8,029)	284	(3,718)	(2,004)	(5,169)
Other income (expense):
Interest (expense) income, net	(830)	(1,004)	(87)	43	(6)
Other income (expense), net	57	15	(26,167)	202	(62)
Total other income (expense), net	(773)	(989)	(26,254)	245	(68)
Loss before provision for income taxes	(8,802)	(705)	(29,972)	(1,759)	(5,237)
Provision for income taxes	17	51	43	19	17
Net loss	(8,819)	(756)	(30,015)	(1,778)	(5,254)
Accretion on redeemable convertible preferred stock	—	—	(8,660)	(14,162)	(9,170)
Net loss attributable to common stockholders	$(8,819)	$(756)	$(38,675)	$(15,940)	$(14,424)
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.02)	$(3.99)	$(2.86)	$(2.62)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	44,958,120	42,966,448	9,698,880	5,567,286	5,511,889
Other Data:
Adjusted EBITDA (unaudited)	$6,907	$12,895	$6,367	$4,589	$272
Adjusted earnings (unaudited)	$(3,336)	$2,896	$(842)	$(358)	$(4,131)

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$72,083	$78,283	$81,002	$23,064	$32,620
Working capital	67,396	52,207	74,665	4,825	16,389
Total assets	124,482	123,685	127,814	55,571	54,469
Long-term debt, including current portion	25,000	26,514	27,318	—	—
Preferred stock warrant liability	—	—	—	215	159
Redeemable convertible preferred stock	—	—	—	55,633	55,633
Accumulated accretion of redeemable convertible preferred stock to redemption values	—	—	—	34,426	20,264
Total stockholders' equity (deficit)	$84,852	$85,517	$80,173	$(64,356)	$(49,889)
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
The following tables present a reconciliation of adjusted EBITDA and our adjusted earnings to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Years Ended December 31,
Adjusted EBITDA:	2013	2012	2011	2010	2009
	(in thousands)
Net loss	$(8,819)	$(756)	$(30,015)	$(1,778)	$(5,254)
Non-GAAP adjustments:
Revenue(1)	—	—	312	—	—
Interest, net	830	1,004	641	13	48
Provision for taxes	17	51	43	19	17
Depreciation, amortization and impairments	9,396	8,944	7,079	4,971	4,380
Mark-to-market derivative liability	—	—	25,865	—	—
Stock-based compensation expense(2)	5,483	3,652	2,442	1,364	1,081
Adjusted EBITDA	$6,907	$12,895	$6,367	$4,589	$272

	Years Ended December 31,
Adjusted Earnings:	2013	2012	2011	2010	2009
	(in thousands)
Net loss	$(8,819)	$(756)	$(30,015)	$(1,778)	$(5,254)
Non-GAAP adjustments:
Revenue(1)	—	—	312	—	—
Interest expense (preferred stock warrant mark-to-market)	—	—	554	56	42
Mark-to-market derivative liability	—	—	25,865	—	—
Stock-based compensation expense(2)	5,483	3,652	2,442	1,364	1,081
Adjusted earnings	$(3,336)	$2,896	$(842)	$(358)	$(4,131)
_______________________________________________________________________________

(1)	Reduction in revenue as a result of common stock warrants issued in connection with a customer agreement

(2)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$1,453	$1,011	$622	$285	$134
Research and development	1,301	872	462	204	222
Sales and marketing	1,175	774	770	422	378
General and administrative	1,554	995	588	453	347
Total stock-based compensation	$5,483	$3,652	$2,442	$1,364	$1,081

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the year ended December 31, 2013 to the year ended December 31, 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
Overview
We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Through paid collaborative development programs ("CDPs") with our customers, we develop proprietary technology and intellectual property ("IP") for our customers focused on advanced materials, processes, integration and device architectures. This technology enables our customers to bring optimized, high-volume manufacturing-ready integrated devices to market faster and with less risk than conventional approaches to research and development ("R&D"). We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Through paid CDPs and our own development, we have established a portfolio of greater than 1,200 patents and patent applications. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include the markets for semiconductors, flat glass coatings and glass-based devices, solar cells, light-emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy efficiency applications.
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $67.4 million for the year ended December 31, 2013 from $66.8 million for the year ended December 31, 2012. Our net loss increased to $8.8 million for the year ended December 31, 2013 from a net loss of $0.8 million for the year ended December 31, 2012. Our backlog as of December 31, 2013 was $56.4 million, of which $30.4 million is scheduled to be recognized as revenue during 2014 and $26.0 million is scheduled to be recognized as revenue in periods beyond 2014. As of December 31, 2012, we had backlog of approximately $77.2 million. Since inception, we have incurred net losses leading to an accumulated deficit of $110.1 million as of December 31, 2013.

Strategy

Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida (a wholly owned subsidiary of Micron Technology), First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”) and Toshiba. ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.

Basis of Presentation
How We Generate Revenue
Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers and are structured to result in licensing and/or royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our high productivity combinatorial (“HPC”) platform. Our micro-CDPs are smaller, customer-paid programs that require significantly less investment from our customers but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring them to commit to a multi-year agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP. When technology developed through CDPs is incorporated in our customers' commercialized products, we generate licensing and/or royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
CDP and services revenue	$45,744	$47,468	$36,733
Product revenue	6,726	3,495	2,717
Licensing and royalty revenue	14,936	15,864	14,380
Total revenue	$67,406	$66,827	$53,830

•
CDP and services revenue.  CDP revenue may include payments for full time equivalent employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements. CDP and services revenue is recognized in a manner consistent with activities performed. During the year ending December 31, 2014, as a result of certain CDPs being completed in 2014, we expect a decrease in CDP and services revenue.

•
Product revenue.  Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for CDPs and licensing fees and royalties. As our other revenue streams increase we expect our product revenue to decrease as a percentage of our overall revenue. Product revenue is recognized upon shipment (title and risk of loss passed to the customer), and customer acceptance, if required, is achieved.

•
Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. During 2012, in connection with a CDP, we recognized revenue on the sale of intellectual property that was developed during the term of the CDP. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue. During the three months ending March 31, 2014, we expect an increase in licensing and royalty revenue attributable to an accelerated payment from a customer in connection with an amended CDP agreement.
Our revenue growth has been primarily driven by the adoption of our collaboration model and HPC platform leading to new CDPs, strategic sales of our proprietary workflow tools and licensing and royalty revenue from products commercialized by our customers that incorporate technology developed through our CDPs. Successful CDPs result in the commercialization of products whereby we receive licensing fees and royalties over the course of the respective product cycles. Certain of our semiconductor customers have already commenced shipping products incorporating technology developed through our CDPs, which generate associated licensing and royalty revenue. Our revenue mix may vary from quarter to quarter as we enter into new CDPs and related customer arrangements, existing CDPs are completed or expanded and licensing and royalty arrangements generate revenue.
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
Our proprietary platform was initially created to address critical development challenges in the semiconductor industry and we began generating revenue in 2006. The applicability of our platform to address similar challenges in adjacent vertical markets such as clean energy markets has created, and we believe will continue to create, new market opportunities for us. We began generating revenue from customers in the clean energy industry during the year ended December 31, 2010, and continued to generate revenue from customers in the clean energy industry through 2013. We believe collaborating with companies in the clean energy industry will accelerate the long-term growth of our business. The following table sets forth our revenue by customer end market:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Semiconductor	$46,905	$55,181	$49,655
Clean energy	20,501	11,646	4,175
Total	$67,406	$66,827	$53,830
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
Backlog.    We monitor our backlog as it represents the aggregate value of contracted business not yet recognized. Our backlog consists of future revenue that our customers are contractually committed to pay in our CDPs and guaranteed licensing and royalty revenue for our developed technology and intellectual property. Our backlog as of December 31, 2013 was $56.4 million, of which $30.4 million is scheduled to be recognized as revenue during 2014, and $26.0 million is scheduled to be recognized as revenue in future periods beyond 2014.
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
Customer concentration.    Due to the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, our revenue is and may continue to be concentrated to key high-volume customers. For example, our four largest customers in the year ended December 31, 2013, three of which are in the semiconductor industry, accounted for 55% of our revenue. We believe there is an opportunity to expand our engagements with these customers into new applications over time. In addition, because our platform is broadly applicable to semiconductors, flat glass coatings and glass-based devices, solar cells, LEDs, flat-panel displays, advanced batteries and other energy-efficient technologies, we believe we have significant opportunities to engage with a broad range of customers.
Related Party Transactions.    Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $12.8 million and $21.1 million, or 19.0% and 31.6%, respectively, of our revenue for the years ended December 31, 2013 and 2012. ATMI, which beneficially owns approximately 5.6% of our capital stock as of December 31, 2013, accounted for $8.4 million and $16.5 million, or 13.0% and 24.7%, respectively, of our revenue for the years ended December 31, 2013 and 2012. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. In addition, conflicts of interest may arise between us and our related parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including new CDPs with competitors of such related parties, which could have a material adverse effect on our ability to do business.
Warrants Issued in Connection with a CDP
In March 2010, in connection with a CDP, we issued contingent warrants to two customers to purchase an aggregate of up to 822,368 shares of our common stock at a cash exercise price of $6.08288 per share. The exercise price was equal to the price of the then-most recent sale of preferred stock. These warrants become exercisable for four months after an election by the holders to license technology developed through the associated CDP. If either of the customers elect to license this technology, we will record a one-time, non-cash charge based on the fair value of these warrants as measured on the date of election against any revenue derived from these agreements. The fair value will be determined using the Black-Scholes option pricing model and may be significant. This election is available to the customers through May 2014. Had the election been made on December 31, 2013 the fair value of these warrants would have been $20,000.
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
Cost of Revenue and Operating Expenses
Cost of Revenue
The following table sets forth our cost of revenue by revenue category:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues:
Cost of CDP and services revenue	$29,063	$26,492	$23,761
Cost of product revenue	3,175	1,635	953
Cost of licensing and royalty revenue	247	276	755
Total cost of revenues	$32,485	$28,403	$25,469

Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs. As customers commercialize products that incorporate technology developed through our CDPs, we expect our cost of revenue to decrease as a percentage of total revenue when licensing and royalty revenue become an increasing component of our revenue. As a result of our asset purchase transaction with Symyx Technologies, Inc. ("Symyx"), the amortization of acquired patents is being recorded in cost of revenue.

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

•
Cost of product revenue.  Our cost of product revenue primarily includes our cost of products sold. Our cost of product revenue will fluctuate based on the type of product and configuration sold. Cost of product revenue is recognized upon product shipment and customer acceptance, if required. The variability in cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period.

•
Cost of licensing and royalty revenue.  Our cost of licensing and royalty revenue prior to January 1, 2012 included license fees paid to Symyx. As part of our completion of the Symyx asset purchase transaction in November 2011, in connection with our initial public offering, we no longer have an obligation to pay licensing fees to Symyx for any period on or after January 1, 2012. In 2012 and 2013, our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents and licensing obligations.

Research and Development
Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses (including stock-based compensation expenses) for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. Overhead costs that are not allocated to a customer program are recognized as expenses within R&D. We expect our research and development expense to increase modestly in absolute dollars in the near-term periods as we continue to devote resources to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs (including stock-based compensation) for our sales and marketing employees, as well as payments of commissions to our sales employees, facility costs and professional expenses. Professional expenses consist of external website and marketing communication consulting costs and market research. We expect sales and marketing expense to remain relatively flat in absolute dollars in the near-term periods.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expense will increase modestly in absolute dollars in the near-term periods.
Interest (Expense) Income, net
Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a credit facility from Silicon Valley Bank. Interest expense after May 2013 consists primarily of interest accrued on our credit facility, which was converted in November 2013 to a three year note payable with Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.
Other Income (Expense), net
Other income consists of municipal economic development grant proceeds. Prior to 2012, other income (expense), net also consists of the change in fair value of our preferred stock warrants and derivative liability and other income. Prior to the exercise of the preferred stock warrant we issued in connection with a line of credit, we had classified the warrant as a liability and remeasured it to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Following the exercise of the warrant in connection with our initial public offering in November 2011, the warrant is no longer outstanding and will not be remeasured at each balance sheet date. In connection with entering into the Symyx asset purchase transaction we recorded a derivative liability representing the value of the guaranteed return to Symyx and reimbursement of 50% of the underwriting discounts and commissions payable in connection with our initial public offering. We adjusted the fair value of the derivative liability to market value at each balance sheet date with the final remeasurement occurring upon the consummation of our initial public offering that closed in November 2011 with the change in the market value of the derivative liability recorded in other income (expense), net. Effective as of the Company's initial public offering in November 2011 these preferred stock warrants and derivative liability are no longer outstanding.
Provision for Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. To date, we have incurred net losses and have not recorded any U.S. federal income tax benefits as these losses have been offset by valuation allowances. As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $52.0 million and $49.2 million, respectively. Of these amounts, $13.9 million and

$13.1 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. In addition, we had $6.4 million in U.S. federal R&D credit and $6.9 million in California R&D credit carryforwards to offset future income tax liabilities. Our ability to use our net operating loss carryforwards to offset future taxable income and our ability to use our tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations arising from "ownership changes" within the meaning of Section 382 of the Internal Revenue Code.
Planned Restructuring
During February 2014, and after experiencing a reduced level of CDP activity with two of our largest customers from 2013, we instituted a reduction in work force, which is anticipated to be completed during the first quarter of 2014, as part of an overall plan to reduce our cost structure. The reduction in force constitutes approximately18% of our workforce. As a result of the reduction in force, we expect to incur total expenses relating to termination benefits of approximately $1.1 million, which primarily represents cash expenditures we expect to pay out over the next three months. We expect to record these charges during the three months ending March 31, 2014.
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
For multiple-element transactions entered into on or after January 1, 2011, we recognize revenue using estimated selling prices of the delivered goods and services. We have not established VSOE for the determination of estimated selling price of elements, and since third-party evidence is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, we evaluate factors to determine estimated selling prices ("ESP") for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to recognize hardware and software using the relative selling prices of each of the deliverables in the arrangement.
CDP and services revenue - We enter into CDPs with customers under which we conduct R&D activities jointly with the customer. These agreements specify minimum levels of research effort required to be performed by us. Payments received under the agreements are not refundable if the research effort is not successful. Historically, we have not provided any refunds under these arrangements.
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

Product revenue - We recognize revenue from the sale of products generally once delivery has occurred (title and risk of loss have passed to the customer), and customer acceptance, if required, has been achieved.
Licensing and royalty revenue - We recognize revenue for licenses to IP when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Sales of intellectual property or developed technology are recognized upon the transfer of ownership. License and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is recognized when they occur based on royalty reports or other information received from the licensee, generally one quarter in arrears. Minimum and prepaid royalties and license fees are recognized ratably over the related periods. Our product sales include software that is considered essential to the product's functionality. We also sell software with advanced features that can be used independent of products sold or in conjunction with products sold, which is considered non-essential to the product's functionality. Software related revenue is included in licensing and royalty revenue and is recognized ratably over the license period once delivered.
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
Expected Term - The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be "plain vanilla," we used the simplified method to determine the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
Expected Volatility - The expected volatility is derived from historical volatilities of several unrelated, publicly listed peer companies over a period approximately equal to the expected term of the award because we have limited information on the volatility of our common stock since we have a limited trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we considered the size, operational and economic similarities to our principal business operations.
Expected Dividend Rate - The expected dividend rate was assumed to be zero as we have never paid dividends and have no current plans to do so.
Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
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
As of December 31, 2013 we had $11.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.8 years. In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation to be recognized as these awards vest and as we issue additional stock-based awards to attract and retain employees.
The intrinsic value of all outstanding awards as of December 31, 2013 was $13.2 million based on the $4.92 per share closing sale price for our common stock on December 31, 2013.

Results of Operations
Comparison of the Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012	$ Change	% Change
		(in thousands)
Revenue:
CDP and services revenue	$45,744	$47,468	$(1,724)	(4)%
Product revenue	6,726	3,495	3,231	92%
Licensing and royalty revenue	14,936	15,864	(928)	(6)%
Total revenue	67,406	66,827	579	1%
Cost of revenue	32,485	28,403	4,082	14%
Gross profit	34,921	38,424	(3,503)	(9)%
Operating expenses:
Research and development	24,502	21,839	2,663	12%
Sales and marketing	6,475	5,433	1,042	19%
General and administrative	11,973	10,868	1,105	10%
Total operating expenses	42,950	38,140	4,810	13%
(Loss) income from operations	(8,029)	284	(8,313)
Other income (expense):
Interest expense, net	(830)	(1,004)	174
Other income, net	57	15	42
Total other income (expense), net	(773)	(989)	216
Loss before provision for income taxes	(8,802)	(705)	(8,097)
Provision for income taxes	17	51	(34)
Net loss	$(8,819)	$(756)	$(8,063)
Revenue
Our revenue increased by $0.6 million, or 1%, to $67.4 million during the year ended December 31, 2013 from $66.8 million during the year ended December 31, 2012 due to increases in product revenue that were partially offset by decreases in both CDP and services and licensing and royalty revenue.

CDP and services revenue decreased by $1.7 million, or 4%, to $45.7 million during the year ended December 31, 2013 from $47.5 million during the year ended December 31, 2012. This decrease was primarily attributable to a $14.2 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This is partially offset by $4.2 million in revenue derived from the extension and expansion of existing customer engagements, combined with $8.3 million in revenue derived from new customer engagements. Of the growth from the new customer engagements $7.5 million in revenue was derived from two CDPs.

Product revenue increased by $3.2 million, or 92%, to $6.7 million during the year ended December 31, 2013 from $3.5 million during the year ended December 31, 2012. This increase was attributable to the configuration and number of workflow sales that were completed during the year ended December 31, 2013.

Licensing and royalty revenue decreased by $0.9 million, or 6%, to $14.9 million during the year ended December 31, 2013 from $15.9 million during the year ended December 31, 2012. This decrease was primarily attributable to a $4.4 million reduction in scheduled minimum license fees guaranteed by customer contracts, which was partially offset by a $3.4 million increase in minimum license fees from new and existing customer contracts.
The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2013 and 2012 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues
	(in thousands)		(in thousands)
United States	$47,752	71%	$51,045	76%
Japan	12,691	19%	13,594	20%
APAC other	2,958	4%	2,066	4%
Europe and Middle East	4,005	6%	122	—%
Total	$67,406	100%	$66,827	100%

Cost of Revenue

Cost of revenue increased by $4.1 million, or 14%, to $32.5 million during the year ended December 31, 2013 from $28.4 million during the year ended December 31, 2012. This change is a result of a $2.3 million increase in direct labor, materials and other costs associated with CDP programs, including a $1.0 million inventory reserve for parts not associated with a bill of material and having no alternative use and a $1.5 million increase in direct product costs consistent with increased product revenue.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 51.8% during the year ended December 31, 2013 compared to 57.5% for the year ended December 31, 2012. This decrease is primarily attributable to the decreased CDP and services revenue relative to the cost of sales to support these customer engagements. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Research and Development

R&D expenses increased by $2.7 million, or 12%, to $24.5 million during the year ended December 31, 2013 from $21.8 million during the year ended December 31, 2012. The change is primarily attributable to $2.4 million in higher personnel costs as a result of increased headcount, costs incurred and accrued related to the employee classification matter, as discussed in Note 5 to our consolidated financial statements in this Form 10-K, and higher stock-based compensation expense, as well as $0.8 million in engineering parts and other expenses associated with new application development. These costs were partially offset by a $0.5 million decrease in depreciation expense due to an asset impairment expense related to the retirement of assets previously supporting new application development during the year ended December 31, 2012. Research and development expense included stock-based compensation of $1.3 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 19%, to $6.5 million during the year ended December 31, 2013 from $5.4 million during the year ended December 31, 2012. The change is primarily due to higher personnel costs related to increased wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $1.2 million and $0.8 million during the years ended December 31, 2013 and 2012, respectively.

General and Administrative

General and administrative expenses increased by $1.1 million, or 10%, to $12.0 million during the year ended December 31, 2013 from $10.9 million during the year ended December 31, 2012. This increase is primarily attributable to $1.2 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits. These costs are partially offset by a $0.1 million decrease in professional fees and other administrative expenses. General and administrative expense included stock-based compensation of $1.6 million and $1.0 million during the years ended December 31, 2013 and 2012, respectively.

(Loss) Income from Operations

Our operating loss increased by $8.3 million, to an operating loss of $8.0 million during the year ended December 31, 2013 from an operating income of $0.3 million during year ended December 31, 2012. To the extent we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of our total revenue, and if our expenses increase at a slower rate than our revenue, we expect that our income from operations will increase in the future. Our operating expenses increased by $4.8 million to $43.0 million during the year ended December 31, 2013 from $38.1 million during the year ended December 31, 2012. We expect operating expenses to increase modestly in absolute dollars in the near-term periods as we continue to strategically invest in research and development and capital resources.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net decreased by $0.2 million to $0.8 million during the year ended December 31, 2013 from $1.0 million during the year ended December 31, 2012 and is primarily comprised of interest expense associated with our note payable to Symyx and to a lesser extent interest on our new credit facility with SVB. On November 29, 2013, we converted our credit facility with SVB into a term loan with a fixed interest rate of 3.25%.

Other Income, net

Other income, net for the years ended December 31, 2013 and 2012 consists of municipal development grant proceeds and foreign exchange gains and losses that were not significant during either period.

Income Tax Provision

Provision for income taxes during the years ended December 31, 2013 and 2012 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss increased by $8.1 million, to a net loss of $8.8 million during the year ended December 31, 2013 from a net loss of $0.8 million during the year ended December 31, 2012. The difference between operating income and net loss during the year ended December 31, 2013 is primarily comprised of interest expense associated with our note payable to Symyx and interest on our credit facility and subsequently term loan with SVB.

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

Quarterly Results of Operations
You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Please note that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2013 were as follows (in thousands, except share and per share amounts):

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)
Revenue:
CDP and services revenue	$10,886	$11,156	$12,799	$10,903	$11,632	$12,481	$11,160	$12,195
Product revenue	874	2,748	—	3,104	—	760	2,057	678
Licensing and royalty revenue	3,857	3,844	3,809	3,426	5,811	3,248	3,296	3,509
Total revenue	15,617	17,748	16,608	17,433	17,443	16,489	16,513	16,382
Cost of revenue	8,438	9,064	7,140	7,843	6,537	7,204	7,474	7,188
Gross profit	7,179	8,684	9,468	9,590	10,906	9,285	9,039	9,194
Operating expenses:
Research and development	6,775	6,107	5,448	6,172	5,837	5,174	5,760	5,068
Sales and marketing	1,716	1,544	1,578	1,637	1,599	1,322	1,272	1,240
General and administrative	2,931	3,008	3,042	2,992	2,678	2,650	2,722	2,818
Total operating expenses	11,422	10,659	10,068	10,801	10,114	9,146	9,754	9,126
(Loss) income from operations	(4,243)	(1,975)	(600)	(1,211)	792	139	(715)	68
Other income (expense):
Interest expense, net	(181)	(168)	(231)	(250)	(250)	(255)	(250)	(249)
Other (expense) income, net	(9)	(2)	87	(19)	(1)	10	12	(6)
Total other (expense) income, net	(190)	(170)	(144)	(269)	(251)	(245)	(238)	(255)
(Loss) income before provision for income taxes	(4,433)	(2,145)	(744)	(1,480)	541	(106)	(953)	(187)
Provision for income taxes	(15)	26	—	6	39	6	7	(1)
Net (loss) income	(4,418)	(2,171)	(744)	(1,486)	502	(112)	(960)	(186)
Net (loss) income per share of common stock, basic	$(0.10)	$(0.05)	$(0.02)	$(0.03)	$0.01	$0.00	$(0.02)	$0.00
Net (loss) income per share of common stock, diluted	$(0.10)	$(0.05)	$(0.02)	$(0.03)	$0.01	$0.00	$(0.02)	$0.00
Shares used in computing net (loss) income per share of common stock, basic	45,850,075	45,191,514	44,630,442	44,138,813	43,684,167	43,278,588	42,650,369	42,241,345
Shares used in computing net (loss) income per share of common stock, diluted	45,850,075	45,191,514	44,630,442	44,138,813	47,726,284	43,278,588	42,650,369	42,241,345

Liquidity and Capital Resources
Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of December 31, 2013, we had $72.1 million of cash and cash equivalents and $67.4 million of net working capital. During the year ended December 31, 2011, we closed a private placement of our Series E redeemable convertible preferred stock for $24.9 million in net proceeds and completed our initial public offering which provided us with aggregate net proceeds of $49.2 million. In connection with the consummation of our initial public offering in November 2011, we also received $6.4 million in proceeds from the exercise of common stock warrants.
As of December 31, 2013, we had debt outstanding of $25.0 million related to a term loan with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. The term loan was converted on November 29, 2013 from a revolving line with SVB that was funded on May 31, 2013 in the amount of $25.0 million, which was used to pay a portion of the outstanding Symyx debt of $26.5 million. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.
To date, we have incurred significant losses. During the years ended December 31, 2013, 2012 and 2011, we incurred net losses of $8.8 million, $0.8 million, and $30.0 million. As of December 31, 2013, our accumulated deficit was $110.1 million.
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
Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$7,779	$3,486	$(8,156)
Net cash used in investing activities	$(15,119)	$(7,834)	$(13,468)
Net cash provided by financing activities	$1,140	$1,629	$79,562
Cash Flows from Operating Activities

We experienced positive cash flows from operating activities during the years ended December 31, 2013 and 2012, and experienced negative cash flows from operating activities during the year ended December 31, 2011.
Net cash provided by operating activities during the year ended December 31, 2013 of $7.8 million was primarily attributable to our net loss of $8.8 million offset by non-cash charges of $9.4 million of depreciation and amortization and $5.5 million in stock-based compensation. Cash flow from our operating assets and liabilities increased $1.7 million primarily as a result of an increase in accrued liabilities of $1.8 million and decrease in accounts receivable of $1.3 million, offset by an increase in inventory of $1.3 million.
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
Cash Flows from Investing Activities
Our investing activities consist primarily of purchases and sales of short-term investments, capital expenditures to purchase property and equipment and our investments in intangible assets relating to our patents and trademarks. In the future, we expect we will continue to make modest capital expenditures to support our operations and incur costs to protect our investment in our developed technology and IP.
During the year ended December 31, 2013, cash used in investing activities was $15.1 million as a result of $13.5 million in capital expenditures and $1.6 million in capitalized patent and trademark costs.
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
During the year ended December 31, 2013, cash provided by financing activities was $1.1 million, primarily as a result of receipt of $25.0 million from a credit line with SVB that was subsequently converted to a term loan during the year and to a lesser extent proceeds from the exercise of common stock options for $2.7 million. This was offset by payment of our promissory note payable to Symyx for $26.5 million, to which the $25.0 million received from SVB was applied.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$27,712	$1,286	$6,410	$4,980	$15,036
Term loan	25,000	2,000	23,000	—	—
Contractual interest payments on term loan	2,169	664	1,505	—	—
Purchase obligations(1)	1,191	1,191	—	—	—
Total	$56,072	$5,141	$30,915	$4,980	$15,036
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the year ended December 31, 2013, we made regular lease payments of $1.5 million under this operating lease agreement.
On October 16, 2013, we entered into an amendment to the original lease agreement for our facility at 3011 N. First Street, San Jose, California with SBC&D Co. (the “Lessor”). The amendment provides for an extension of the term of the lease for a period of approximately one hundred thirty-nine (139) months from the effective date, which was contingent upon Lessor acquiring title to the facility. Lessor successfully acquired title in November 2013 and our lease obligation under the amended agreement as of December 31, 2013 is $27.7 million.
On November 29, 2013, we converted our credit facility with SVB into a term loan in the amount of $25 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and investment accounts as of December 31, 2013 totaled $72.1 million, consisting of cash and money market funds with maturities of less than three months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
On November 29, 2013 we converted our credit facility with SVB into a term loan with a principal amount of $25 million with SVB that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the loan are fixed we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of December 31, 2013, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.
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
We have audited the accompanying consolidated balance sheets of Intermolecular, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and of stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Intermolecular, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intermolecular, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermolecular, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Intermolecular, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

/s/ KPMG LLP
Santa Clara, California
March 7, 2014

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$72,083	$78,283
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2013 and $170 as of December 31, 2012	6,791	7,294
Accounts receivable, due from related parties	231	1,036
Inventory, current portion	—	1,631
Prepaid expenses and other current assets	2,247	1,361
Total current assets	81,352	89,605
Inventory, net of current portion	6,510	3,160
Property and equipment, net	28,485	24,058
Intangible assets, net	7,855	6,671
Other assets	280	191
Total assets	$124,482	$123,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,157	$971
Accrued liabilities	3,672	3,386
Accrued compensation and employee benefits	3,655	3,397
Deferred revenue	2,087	2,301
Related party deferred revenue	385	829
Note payable	2,000	26,514
Total current liabilities	13,956	37,398
Deferred revenue, net of current portion	830	—
Deferred rent, net of current portion	1,844	624
Note payable, net of current portion	23,000	—
Other long-term liabilities	—	146
Total liabilities	39,630	38,168
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 46,486,372 and 44,046,970 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	46	44
Additional paid-in capital	194,930	186,778
Accumulated deficit	(110,124)	(101,305)
Total stockholders’ equity	84,852	85,517
Total liabilities and stockholders’ equity	$124,482	$123,685

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Collaborative development program and services revenue	$45,744	$47,468	$36,733
Product revenue	6,726	3,495	2,717
Licensing and royalty revenue	14,936	15,864	14,380
Total revenue	67,406	66,827	53,830
Cost of revenue:
Cost of collaborative development program and services revenue	29,063	26,492	23,761
Cost of product revenue	3,175	1,635	953
Cost of licensing and royalty revenue	247	276	755
Total cost of revenue	32,485	28,403	25,469
Gross profit	34,921	38,424	28,361
Operating expenses:
Research and development	24,502	21,839	19,260
Sales and marketing	6,475	5,433	4,285
General and administrative	11,973	10,868	8,534
Total operating expenses	42,950	38,140	32,079
(Loss) income from operations	(8,029)	284	(3,718)
Other income (expense):
Interest expense, net	(830)	(1,004)	(87)
Other income (expense), net	57	15	(26,167)
Total other income (expense), net	(773)	(989)	(26,254)
Loss before provision for income taxes	(8,802)	(705)	(29,972)
Provision for income taxes	17	51	43
Net loss	(8,819)	(756)	(30,015)
Accretion on redeemable convertible preferred stock	—	—	(8,660)
Net loss attributable to common stockholders	$(8,819)	$(756)	$(38,675)
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.02)	$(3.99)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	44,958,120	42,966,448	9,698,880
Related Party Transactions
The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2013	2012	2011
Revenue:
Collaborative development program and services revenue	$7,374	$11,838	$11,294
Product revenue	—	2,139	11
Licensing and royalty revenue	5,440	7,091	9,688
Total revenue	$12,814	$21,068	$20,993
Cost of Revenue:
Cost of collaborative development program and services revenue	$4	$55	$1,075
Cost of product revenue	—	—	119
Cost of licensing and royalty revenue	—	—	635
Total cost of revenue	$4	$55	$1,829
See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Loss for the period	$(8,819)	$(756)	$(38,675)
Other comprehensive loss	—	—	—
Comprehensive loss for the period, net of income tax	$(8,819)	$(756)	$(38,675)
See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders' Equity (Deficit)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Stockholders' Equity (Deficit)
			Common stock
					Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010	52,443,325	$90,059	5,619,716	$6	$—	$(64,362)	$(64,356)
Issuance of Series E redeemable convertible preferred stock (net of issuance costs of $118)	6,018,122	24,882	—	—	—	—	—
Conversion of preferred stock into common stock at a conversion rate of 1-for-2	(58,461,447)	(123,601)	29,230,708	29	123,572	—	123,601
Proceeds from initial public offering, net of expenses	—	—	5,681,796	6	49,211	—	49,217
Reclassification of preferred stock warrant liability to APIC upon IPO	—	—	—	—	769	—	769
Issuance of common stock from option exercises	—	—	368,194	—	446	—	446
Stock-based compensation	—	—	—	—	2,413	—	2,413
Issuance of common stock warrants	—	—	—	—	341	—	341
Exercise of warrants	—	—	1,313,492	1	6,375	—	6,376
Non cash issuance of common stock for services	—	—	5,000	—	41	—	41
Accretion of preferred stock to redemption amount	—	8,660	—	—	(2,488)	(6,172)	(8,660)
Net loss	—	—	—	—	—	(30,015)	(30,015)
Balances as of December 31, 2011	—	—	42,218,906	42	180,680	(100,549)	80,173
Issuance of common stock from option exercises	—	—	1,747,214	2	2,446	—	2,448
Issuance of restricted stock awards	—	—	80,850	—	—	—	—
Stock-based compensation	—	—	—	—	3,652	—	3,652
Net loss	—	—	—	—	—	(756)	(756)
Balances as of December 31, 2012	—	—	44,046.97	44	186,778	(101,305)	85,517
Issuance of common stock from option exercises	—	—	2,032.571	2	2,669	—	2,671
Issuance of restricted stock awards	—	—	353.555	—	—	—	—
Vesting of restricted stock units	—	—	53.276	—	—	—	—
Stock-based compensation	—	—	—	—	5,483	—	5,483
Net loss	—	—	—	—	—	(8,819)	(8,819)
Balances as of December 31, 2013	—	$—	46,486.372	$46	$194,930	$(110,124)	$84,852
See accompanying notes to consolidated financial statements.

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(8,819)	$(756)	$(30,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,396	7,995	7,079
Stock-based compensation	5,483	3,652	2,442
Revaluation of preferred stock warrant liability	—	—	554
Revaluation of derivative liability	—	—	24,476
Common stock warrant charge (contra revenue)	—	—	312
Impairment of long-lived assets	—	949	—
Loss on disposal of property and equipment	9	2	65
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(958)	371	(2,677)
Inventory	(1,326)	(1,459)	(343)
Accounts receivable	1,308	2,788	(7,030)
Accounts payable	747	(177)	(203)
Accrued and other liabilities	1,767	(369)	5,446
Deferred revenue	616	726	(5,128)
Related party deferred revenue	(444)	(10,236)	(3,134)
Net cash provided by (used in) operating activities	7,779	3,486	(8,156)
Cash flows from investing activities:
Purchase of short-term investments	(1,001)	(2,201)	(750)
Redemption of short-term investments	1,001	2,201	750
Purchase of property and equipment	(13,534)	(6,560)	(12,806)
Purchased and capitalized intangible assets	(1,585)	(1,274)	(835)
Decrease in restricted cash	—	—	173
Net cash used in investing activities	(15,119)	(7,834)	(13,468)
Cash flows from financing activities:
Proceeds from debt	25,000	—	—
Payment of debt	(26,514)	(804)	—
Payment of selling stockholder offering costs	—	—	(1,389)
Proceeds from exercise of common stock options	2,654	2,433	476
Proceeds from exercise of common stock warrants	—	—	6,376
Proceeds from initial public offering, net of expenses	—	—	49,217
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	24,882
Net cash provided by financing activities	1,140	1,629	79,562
Net (decrease) increase in cash and cash equivalents	(6,200)	(2,719)	57,938
Cash and cash equivalents at beginning of period	78,283	81,002	23,064
Cash and cash equivalents at end of period	$72,083	$78,283	$81,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$790	$1,196	$—
Cash paid for income taxes, net of refunds received	$8	$45	$20
Noncash investing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$8,660
Contract intangible obtained under a derivative liability	$—	$—	$2,842
Issuance of debt in connection with derivative liability	$—	$—	$27,318
Transfer of property and equipment to inventory	$393	$—	$—

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Business
Intermolecular, Inc. and subsidiaries (the "Company") is headquartered in San Jose, California and has wholly-owned subsidiaries in Hong Kong and Japan and a wholly-owned branch in Taiwan.

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

The Company's consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has incurred net losses and has accumulated a deficit of $110.1 million and $101.3 million as of December 31, 2013 and 2012, respectively.
Basis of Presentation
The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents consist of demand deposits and money market accounts maintained with high quality financial institutions. The Company's accounts receivable consist of non-interest bearing balances due from credit-worthy customers.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents are comprised of money market funds and are maintained with high quality financial institutions.

Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $6.5 million and $2.4 million as of December 31, 2013 and December 31, 2012, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of zero and $0.8 million as of December 31, 2013 and December 31, 2012, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company expensed $1.0 million related to inventory write-offs during the year ended December 31, 2013. The Company did not have material write-offs during the year ended December 31, 2012 or 2011.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the years ended December 31, 2013 and 2011. During the year ended December 31, 2012, the Company recorded impairment expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development.
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
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is generally consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the three years ended December 31, 2013, 2012, and 2011 was $6.9 million, $9.7 million, and $5.4 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were $0.8 million and $8.4 million as of December 31, 2013 and December 31, 2012, respectively.
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
Software - The Company includes software with product sales that is considered essential to the product's functionality. The Company also sells software with advanced features that can be used independent of products sold or in conjunction with products sold, which is considered non-essential to the product's functionality. Software related revenue is included in licensing and royalty revenue and is recognized ratably over the license period once delivered.
Multiple-element arrangements - Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Collaborative development programs and other research and development services include licenses of technology and may also include sales of products. For multiple-element arrangements entered into after January 1, 2011 that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. For multiple-element arrangements entered into prior to January 1, 2011 that included hardware products containing software essential to the hardware product’s functionality, undelivered software elements that related to the hardware product’s essential software, and undelivered non-software services, the Company assessed whether there was objective and reliable evidence of fair values of all undelivered elements. The Company could not establish vendor-specific objective evidence of selling price ("VSOE") for undelivered elements and recognized revenue once the last element of the multiple-element arrangement was delivered.
The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand- alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. Essential and non-essential software deliverables used in conjunction with products sold after January 1, 2011 are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For transactions entered into prior to January 1, 2011, the Company assessed whether there was objective and reliable evidence of fair values of all undelivered elements. Fair values of such elements were determined by reference to the Company-specific objective evidence, such as pricing of these elements when sold separately, substantive renewal prices for product maintenance and support and time-based licenses, or other available evidence. If the fair value of any undelivered elements in a multiple-element arrangement could not be objectively determined, revenue was deferred until all elements were delivered. If product maintenance and support and time-based licenses were the only undelivered elements without objective and reliable evidence of fair value, all revenue from the arrangement was amortized over the longer of the product maintenance and support term or license period. For purposes of classification in the consolidated statements of operations, revenue is allocated between collaborative development programs and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.
For all transactions entered into on or after January 1, 2011, the Company recognizes revenue using estimated selling prices of the delivered goods and services based on a hierarchy of methods as required by GAAP. The Company has not established VSOE for the determination of estimated selling price of elements, and since third-party evidence ("TPE") is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its estimated selling prices ("ESP") for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.
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
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowances for doubtful accounts as of December 31, 2013. As of December 31, 2012 the Company had an allowance related to outstanding accounts receivable from Elpida that were subject to proceedings under the Corporate Reorganization Act in Japan. During 2013 Elpida was acquired by Micron and the outstanding accounts receivable from Elpida were settled as a result of the acquisition.

Allowance for doubtful accounts are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Revenues	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
2013	$170	$—	$(170)	$—
2012	$—	$170	$—	$170
2011	$—	$—	$—	$—

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

	Revenue			Accounts Receivable
	Years Ended			As of	As of
	December 31,			December 31,	December 31,
	2013	2012	2011	2013	2012
Customer A	13%	25%	29%	*	*
Customer B	17%	28%	17%	13%	25%
Customer C (1)	*	14%	18%	—%	*
Customer D	*	*	*	15%	12%
Customer E	12%	*	—%	14%	40%
Customer F (1)	13%	—%	—%	41%	—%

*  less than 10%
(1) Customer C was acquired by Customer F as of July 31, 2013. Revenue and accounts receivable attributed to Customers C and F are combined under Customer F for periods after July 31, 2013.
Cost of Revenue
Cost of revenue is primarily comprised of salaries and other personnel-related expenses for collaborative research and development scientists, engineers and development fab process operations employees. Additionally, cost of revenue includes wafers, targets, materials, program-related supplies, depreciation on equipment used in collaborative development programs and allocated facility-related costs. Product cost of revenue primarily includes cost of products sold. Cost of licensing and royalty includes related party license fees paid to Symyx during the year ended December 31, 2011. During the years ended December 31, 2013 and 2012, cost of licensing and royalty primarily included amortization of acquired patents and licensing obligations.
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
Software Development Costs
The costs to develop software have not been capitalized as the technological feasibility of the related software is not established until substantially all product development is complete and the related product is available for general release.
Income Taxes
Income taxes have been accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Accordingly, realization of any deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.
The Company assesses the likelihood that the deferred tax assets will be recovered and establishes a valuation allowance to the extent the Company believes that it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2013 and 2012. Based on the available evidence, the Company believed it was more likely than not that it would not be able to utilize its deferred tax assets in the future. The Company intends to maintain a full valuation allowance until and if sufficient evidence exists to support all or a portion of its reversal.

The Company regularly reviews its tax positions for benefits to be realized. A tax position must be more likely than not to be sustained upon examination to justify recognition of a benefit for that position. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2013, the Company has not recognized any interest or penalties associated with unrecognized tax benefits.
Stock-Based Compensation
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
Level I - Unadjusted quoted prices in active markets for identical assets or liabilities;
Level II - Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level III - Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The Company's financial instruments consist of Level I assets and Level III liabilities. Level I securities include highly liquid money market funds and certificates of deposit. The Company does not hold any Level II instruments. Level III liabilities that were measured at fair value on a recurring basis during 2011 consisted of preferred stock warrant liabilities. There were no Level III liabilities during 2013 or 2012. The fair values of preferred stock warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. In connection with the Company's initial public offering in November 2011, outstanding preferred stock warrants were converted to common stock warrants and subsequently exercised.
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
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents at fair value on a recurring basis. During 2011 the Company measured preferred stock warrant liabilities at fair value. The Company did not have any preferred stock warrant liabilities or other financial liabilities that are measured and reported at fair value during 2013 and 2012 as all preferred stock was converted to common stock as part of the initial public offering during 2011. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$49,117	$49,117	$—	$—
Total assets measured at fair value	$49,117	$49,117	$—	$—

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$70,488	$70,488	$—	$—
Total assets measured at fair value	$70,488	$70,488	$—	$—
The following table sets forth a summary of the changes in the fair value of the Company's Level III financial liabilities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Fair value—beginning of period	$—	$—	$215
Initial fair value of derivative liability	—	—	2,842
Mark-to-market of warrant and derivative liabilities	—	—	25,030
Reclassification of warrant liability to equity	—	—	(769)
Reclassification of derivative liability to note payable	—	—	(27,318)
Fair value—end of period	$—	$—	$—
3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	December 31, 2013	December 31, 2012
Lab equipment and machinery	$49,264	$38,667
Leasehold improvements	4,413	2,873
Computer equipment and software	3,563	3,467
Furniture and fixtures	182	160
Construction in progress	6,544	5,964
Total property and equipment	63,966	51,131
Less accumulated depreciation	(35,481)	(27,073)
Property and equipment, net	$28,485	$24,058

On May 31, 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made available to the Company a loan to refinance existing indebtedness (including the repayment of all remaining principal and accrued interest under the secured promissory note that the Company issued to Symyx Technologies, Inc. ("Symyx") in November 2011) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, and as of December 31, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property. As of December 31, 2012 all tangible property and equipment was pledged as collateral against the note payable issued in connection with the closing of the asset purchase transaction with Symyx.
As discussed in Note 1, Impairment of Long-Lived Assets, during the year ended December 31, 2012, the Company recorded impairment-related expenses in the amount of $0.9 million related to retired assets previously supporting a customer collaborative development program and platform prototypes for new application development. These impairment expenses are included in accumulated depreciation.
The following table presents depreciation expense included in the Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Years Ended December 31,
	2013	2012	2011
Depreciation expense	$8,781	$7,411	$6,992

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of $1.8 million and $5.9 million as of December 31, 2013 and December 31, 2012, respectively.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	December 31, 2013	December 31, 2012
Patents issued	$4,893	$3,932
Patents pending	4,224	3,386
Trademarks	40	40
Total intangible assets	9,157	7,358
Less patent amortization	(1,302)	(687)
Intangible assets, net	$7,855	$6,671

Amortization commences upon patent issuance. The useful life of the patents, once approved, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of the Symyx asset purchase transaction is approximately 4 years.
The following table presents patent amortization expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amortization expense	$615	$588	$81

Estimated future aggregate annual amortization expense for both issued and pending intangible assets is as follows (in thousands):

As of December 31:
2014	$730
2015	699
2016	627
2017	580
2018	500
Thereafter	4,679
Total	$7,815

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in May 2010 that was set to expire in May 2015. Rent expense was being recognized on a straight-line basis over the lease term. In October 2013, the Company and SBC&D Co. (the “Lessor”) entered into a first amendment (the "First Amendment") to the Original Lease Agreement (as defined below) for the Company's facility at 3011 N. First Street, San Jose, California.
The First Amendment amended the original lease agreement dated May 2010 (“Original Lease Agreement”) between the Company and Novellus Systems, Inc. (the "Landlord"), contingent upon the Lessor acquiring title to the facility from Landlord (such date, the “Effective Date”), which occurred in November 2013 pursuant to a purchase agreement dated October 2013 between Lessor and Landlord.
The amendment provides for (i) extension of the term of the lease for a period of approximately one hundred thirty-nine (139) months from the Effective Date, (ii) elimination of the early termination option contained within the Original Lease Agreement and (iii) elimination of the cap with respect to the payments the Company makes for the operating costs of the facility or Lessor’s obligation to provide certain other utilities to the facility. The First Amendment will maintain the rental rate of the Original Lease Agreement through February 2016 and will increase the monthly basic rent to $196,000 effective March 2016 and automatically increase 2.5% each year thereafter through the end of the extended term of the lease. In addition, the First Amendment provides the Company with four months of free rent and a tenant improvement allowance of $1.0 million in the aggregate to be paid to the Company in equal installments over the course of the ten months after the Effective Date to be used for the modification, refurbishment, construction or installation of improvements to the facility.
The following table presents rent expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rent expense	$1,377	$1,297	$1,961

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of December 31:
The years ending December 31,
2014	$1,286
2015	1,758
2016	2,253
2017	2,399
2018	2,459
Thereafter	17,557
Total	$27,712

During 2013, the Company made payments in the amount of $1.5 million related to this operating lease. The first month of free rent was December 2013.
Symyx Asset Purchase and Note Payable
On July 28, 2011, the Company entered into an agreement with Symyx Technologies, Inc., a related party at the time of the agreement ("Symyx"), pursuant to which the Company agreed to use commercially reasonable efforts to allow Symyx to sell in the Company's initial public offering a total of 3,968,204 shares of common stock held by them, and Symyx agreed to sell such shares in the offering, transfer to the Company all patents held by them that relate to combinatorial processing and terminate future royalty obligations under the Symyx agreements to the extent they would have accrued after December 31, 2011. The Company completed this asset purchase in connection with the closing of its initial public offering in November 2011. In addition, the Company reimbursed Symyx for 50% of the underwriting discounts and commissions payable by them in connection with the sale of their common stock in the offering, which amount was equal to approximately $1.4 million.
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
During 2011 and until the completion of the Company's initial public offering on November 23, 2011, the Company recorded charges to other income (expense), net in the amount of $25.9 million that represents the change in value of the derivative liability. The following table sets forth a summary of the changes in the fair value of the Company's derivative liability related to the Symyx asset purchase transaction (in thousands):

Minimum return to Symyx	$67,000
Proceeds to Symyx from offering	(39,682)
Initial fair value of derivative liability	(2,842)
Reimbursement of offering related expenses	1,389
Mark-to-market adjustment	$25,865

In connection with the consummation of the Symyx asset purchase transaction in November 2011, the Company issued Symyx a secured promissory note in a principal amount equal to $27.3 million with a term of 24 months and an interest rate equal to 4%. The note was payable in quarterly installments, each in an amount equal to the greater of $0.5 million that quarter or the amount of accrued interest, with a balloon payment at maturity, if applicable. The note was also pre-payable by the Company at any time without penalty or premium, and was secured by tangible personal property, excluding intellectual property. On May 31, 2013, the Company used $25.0 million of the net proceeds from a revolving line with SVB and $1.5 million of cash to retire and repay all remaining principal and accrued interest due on the note. Over the life of the Symyx note the Company paid a total of $29.0 million, of which approximately $1.6 million related to interest.
The following table presents payments made during the years ended December 31, 2013 and 2012 in connection with the note payable to Symyx (in thousands):

	Years Ended December 31, 2013
	Principal	Interest	Total
Symyx payments	$26,516	$437	$26,953

	Year Ended December 31, 2012
	Principal	Interest	Total
Symyx payments	$804	$1,196	$2,000

Silicon Valley Bank Loan Agreement
On May 31, 2013, the Company entered into a loan and security agreement (“Loan Agreement”) with SVB pursuant to which SVB made available to the Company loans under a revolving line to refinance existing indebtedness (including the repayment of the Symyx note) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25 million on May 31, 2013 and agreed to fund, subject to customary conditions, additional credit extensions under the revolving line on or prior to November 30, 2013. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and as of December 31, 2013, the Company was compliant with the terms of that loan covenant. Prior to November 30, 2013, the Company had the option to convert all or any part of the outstanding advances under the revolving line into a term loan, which could only be used once. The revolving line advances bear interest at a floating rate equal to the greater of 2.75% or the prime rate (customarily defined) minus 0.50%. On November 29, 2013 the Company converted the revolving line into a term loan for $25 million with SVB that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date. At the Company's option, the Company may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year.

The following table presents payments made during the year ended December 31, 2013 for interest owed under the terms of the Loan Agreement (in thousands):

	Years Ended December 31, 2013
	Principal	Interest	Total
SVB payments	$—	$350	$350

Estimated principal payments related to the SVB term loan are as follows (in thousands):

As of December 31:
2014	$2,000
2015	2,000
2016	21,000
Total	$25,000
Litigation

On August 23, 2013, the Company received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the Company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The Company commenced a review of the employee's claim as well as a review of the Company’s policies regarding classification of employees for overtime purposes. The Company also agreed to enter mediation with the attorney who represents the employee that filed the claim with the DLSE as well as fourteen other current and former employees who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against the Company in the United States District Court for the Northern District of California. The Company believes it has meritorious defenses to the claims and intends to vigorously defend against any of them in this regard. Nevertheless, as of December 31, 2013, the Company accrued its best estimate of the amount of probable loss associated with the matter and classified the resulting expense as research and development in its Consolidated Statements of Operations. While the Company cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, the Company believes the matter will not have a material adverse effect on its business, operating results, financial condition or cash flows.
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
The carrying value of redeemable convertible preferred stock was recorded at its fair value at the date of issue. In accordance with the standard, the Company accounted for changes in the redemption value over the period from the date of issuance to the earliest redemption date using the interest method to a value equal to the fair value, as determined by the Company using the most recent round of redeemable convertible preferred stock financing as an estimate for the fair value, of its redeemable convertible preferred stock over the period from the date of issuance to the earliest redemption date on June 14, 2016. As the Company did not have a round of redeemable preferred stock financing around December 31, 2009 or December 31, 2010, the Company determined the fair value by selecting a value that approximated an increase in value on a consistent basis between the Series D round (December 31, 2008) and the Series E round (June 14, 2011). The increases in the redemption value increases the value of the redeemable convertible preferred stock and decreases the additional paid-in capital and accumulated deficit balances.
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
7. Warrants
Preferred Stock Warrants
In connection with the loan and security agreement obtained in November 2005, the Company issued a warrant to purchase 168,747 shares of Series B redeemable convertible preferred stock at a price of $0.44 per share. The Series B warrants were exercisable immediately and had a contractual term of seven years. The fair value of the warrant on the date of issuance was $37,000 which was recognized as interest expense over the term of the loan and security agreement. The fair value of the warrant was determined using the Black-Scholes option-pricing model and was remeasured at each reporting period. In connection with the Company's initial public offering which closed on November 23, 2011, the preferred stock warrants were remeasured to their current value prior to their conversion to common stock warrants and subsequent exercise. As of December 31, 2013, 2012 and 2011 there were no preferred stock warrants outstanding. During the year ended December 31, 2011, the remeasurement of the warrant liability resulted in the recognition of remeasurement losses of $0.6 million, which was recorded as other income (expense), net on the Consolidated Statement of Operations.
Common Stock Warrants
During the year ended December 31, 2007, the Company issued warrants to purchase 817,500 shares of common stock in connection with certain collaboration agreements with exercise prices ranging from $1.50 to $3.76 per share and five year terms. During the year ended December 31, 2011, the Company recognized expenses related to the issuances and vesting of these warrants in the amount of $1,000. In connection with the Company's initial public offering these warrants were exercised and are no longer outstanding.
During the year ended December 31, 2008, the Company issued warrants to purchase 90,000 shares of common stock for consulting services with an exercise price of $2.04 per share and a ten year term. These warrants vested over four years. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expenses related to the issuances and vesting of these warrants in the amount of zero, $13,000, and $52,000, respectively. As of December 31, 2013 and 2012, these warrants to purchase shares of common stock remained outstanding.
During the year ended December 31, 2010, the Company issued warrants to purchase 822,368 shares of common stock in connection with certain collaboration agreements with an exercise price of $6.08 per share and approximately two year terms, of which 411,184 were granted to a related party. These warrants will become exercisable upon election of specified licenses by the holders prior to the expiration of the warrants. During 2011, these warrants were granted an extension of approximately two years to make the licensing election and during 2013 the Company modified these warrants to allow for cashless "net exercise" of the warrants at the customers' option. The modification did not change the exercise price or any other terms of the warrants. Upon a license election by the holders, the Company will record the fair value of these warrants as measured on the date of election against any related revenue derived from these agreements. As of December 31, 2013, the holders have not elected the license option.
During the year ended December 31, 2011, the Company issued a warrant to purchase 411,000 shares of common stock in connection with a collaboration agreement with an exercise price of $8.31 per share and a term of eighteen months. The warrant was exercisable immediately. The warrant did not contain a net exercise provision and therefore could only be exercised on a cash basis upon surrender of the warrants. The fair value of the warrant as measured on the date of grant was $312,000 and was recognized as a reduction of revenue derived from the agreement. The Company also issued a warrant to purchase 2,500 shares of common stock in connection with services that were provided to the Company with an exercise price of $0.20 per share and a term of eighteen months. The warrant was exercisable immediately. The fair value of the warrant as measured on the date of grant was $29,000 and was recognized in general and administrative expenses. In connection with the Company's initial public offering both of these warrants were exercised.
In total, the Company had 912,368 outstanding warrants to purchase shares of common stock as of December 31, 2013 and 2012. Of these outstanding warrants, 90,000 were exercisable as of December 31, 2013 and 2012. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expenses related to the issuances and vesting of these warrants in the amount of zero, $13,000, and $82,000, respectively. Additionally, during the year ended December 31, 2011, the Company recognized a reduction to revenue in the amount of $312,000 related to the issuance and vesting of a warrant granted to a customer in connection with a collaboration agreement.

8. Stock-Based Compensation
On October 26, 2011, the Board of Directors approved the 2011 Equity Incentive Plan ("2011 Plan"). A total of 4,225,648 shares of common stock were reserved for future issuance under the 2011 Plan, which became effective on November 17, 2011. The Company has a 2004 Equity Incentive Plan ("2004 Plan"), but no longer grants stock options under this plan. Cancelled or forfeited stock option grants under the 2004 Plan will be added to the total amount of shares available for grant under the 2011 Plan. In addition, shares authorized but unissued as of November 17, 2011 under the 2004 Plan were added to shares available for grant under the 2011 Plan. The 2011 Plan contains an "evergreen" provision, pursuant to which the number of shares available for issuance under the 2011 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 2,535,389 shares, (b) 4.5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the Board of Directors. During 2013 the Company registered an additional 1,982,113 shares under its 2011 Plan.
The 2011 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, restricted stock units, stock appreciation rights, deferred stock awards, dividend equivalents, performance awards, stock payments, performance shares and other incentive awards, or any combination thereof to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options, which may only be granted to employees, granted under the 2011 Plan to participants with less than 10% voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of incentive stock options granted under the 2011 Plan to participants with 10% or more voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 110% of the fair market value of the Company's common stock on the date of the grant. Options granted under the 2011 Plan generally expire ten years from the date of grant and are generally exercisable at any time after the date of grant when the shares are vested. Incentive and nonstatutory stock options granted generally vest at a rate of 25% on the first anniversary of the commencement or grant date and 1/48th each month thereafter. Incentive stock options granted to participants with 10% or more of the voting power of all classes of the Company's common stock on the date of grant have a maximum term of five years from the date of grant.
Option activity for the periods presented is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2010	7,268,909	$1.48	6.9	$13,937
Granted	1,570,684	7.13
Exercised	(368,194)	1.26		2,854
Cancelled	(241,802)	3.28
Balance as of December 31, 2011	8,229,597	2.52	6.6	50,541
Granted	1,339,129	8.12
Exercised	(1,747,213)	1.39		9,558
Cancelled	(395,096)	6.63
Balance as of December 31, 2012	7,426,417	3.57	6.4	40,040
Granted	1,720,242	7.53
Exercised	(2,031,903)	1.31		11,816
Cancelled	(646,013)	7.40
Balance as of December 31, 2013	6,468,743	$4.96	6.7	$8,991
Exercisable as of December 31, 2013	3,957,414	$3.40	5.4	$8,839
Vested and expected to vest as of December 31, 2013	6,028,954	$4.77	6.6	$8,983

Restricted stock award and restricted stock unit ("RSUs") activity for the periods presented is as follows:

	Number of Stock RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2011	—	$—
Granted	274,070	6.48
Vested	—	—
Forfeited	(19,207)	6.49
Balance as of December 31, 2012	254,863	6.48
Granted	814,000	8.47
Vested	(74,985)	—
Forfeited	(143,527)	8.56
Balance as of December 31, 2013	850,351	$7.99
Vested and expected to vest as of December 31, 2013	695,488

Typically, vesting of RSUs occurs over four years and is subject to the employee's continuing service to the Company. The aggregate intrinsic value of RSUs outstanding at December 31, 2013 and 2012 was $4.2 million and $2.3 million, respectively.
RSUs that vested during 2013 had fair values of $0.5 million as of the vesting date. No RSUs vested during 2012.
The following table presents details on grants made by the Company for the following periods:

	Years Ended		Years Ended
	December 31, 2013		December 31, 2012
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1,720,242	$4.16	1,339,129	$4.50
RSUs	814,000	$8.47	274,070	$6.48

As of December 31, 2013 and December 31, 2012, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2013	December 31, 2012
Number of stock options outstanding	6,468,743	7,426,417
Number of RSUs outstanding	850,351	254,863
Shares available for future grant	5,238,699	5,001,956
Number of warrants outstanding	912,368	912,368
Total shares reserved	13,470,161	13,595,604

The Company recognized stock-based compensation expense for awards granted to its employees and nonemployees as follows (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Cost of revenue	$1,453	$1,011	$622
Research and development	1,301	872	462
Sales and marketing	1,175	774	770
General and administrative	1,554	995	588
Total stock-based compensation	$5,483	$3,652	$2,442

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Stock options	$3,906	$3,369	$2,442
Restricted stock awards and restricted stock units (RSUs)	1,577	283	—
Total stock-based compensation	$5,483	$3,652	$2,442

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of December 31, 2013, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,298	2.7
RSUs	$4,219	2.9

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2013 and 2012.
Additional information regarding options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Exercisable	Weighted-Average Exercise Price per Share
$0.00 - $1.50	637,991	2.0	$0.58	637,991	$0.58
$1.51 - $3.00	2,225,689	5.2	2.18	2,168,575	2.17
$3.01 - $4.50	89,468	6.9	3.40	67,622	3.40
$4.51 - $6.00	607,140	9.8	5.55	9,564	5.34
$6.01 - $7.50	1,300,259	8.0	6.35	656,966	6.35
$7.51 - $9.00	888,200	8.5	8.76	276,590	8.84
$9.01 - $11.50	629,996	8.8	9.58	87,400	9.81
$11.51 - $12.00	90,000	7.6	11.96	52,706	11.96
	6,468,743	6.7	$4.96	3,957,414	$3.40

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
Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended
	December 31,
	2013	2012	2011
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.4%	1.1%	2.1%
Expected volatility	59%	60%	57%
Expected dividend rate	—%	—%	—%

9. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2013, 2012 and 2011 (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(8,819)	$(756)	$(38,675)
Shares used in computing net loss per share of common stock, basic and diluted	44,958,120	42,966,448	9,698,880
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.02)	$(3.99)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
Stock options to purchase common stock	6,468,743	7,426,417	8,229,597
RSUs	850,351	254,863	—
Common stock subject to repurchase	—	7,500	15,000
Common stock warrants	912,368	912,368	912,368
10. Income Taxes
The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. For the year ended December 31, 2013, the income tax provision of $17,000 represents a provision for income taxes of $16,000 related to foreign income taxes and state minimum income taxes of $1,000.
The provision for annual income taxes consisted of the following (in thousands):

	As of December 31,
	2013	2012	2011
Current:
U.S. Federal	$—	$—	$—
State	1	1	1
Foreign	16	50	42
Total current	$17	$51	$43
Deferred:
U.S. Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$17	$51	$43

The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Expected provision at statutory federal rate	$(3,080)	$(247)	$(10,482)
State tax—net of federal benefit	1	1	1
U.S. federal research credit	(2,272)	—	(870)
Non deductible expenses	28	131	763
Others	(9)	31	6
Change in valuation allowance	5,349	135	10,625
Provision for income taxes	$17	$51	$43

As of December 31, 2013, the Company's foreign subsidiaries had accumulated approximately $0.3 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings as the reinvestment is considered permanent in duration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss federal and state	$15,411	$12,515
Research and foreign tax credits	8,727	5,810
Accrued compensation and vacation	595	1,201
Deferred revenue, other accruals and reserves	2,188	574
Stock-based compensation	3,262	1,822
Patents	5,929	8,118
Gross deferred tax assets	36,112	30,040
Valuation allowance	(35,496)	(29,199)
Total deferred tax asset	616	841
Deferred tax liabilities:
Property and equipment	616	841
Total deferred tax liabilities	616	841
Net deferred tax assets	$—	$—

The Company established valuation allowances for U.S. federal and state deferred tax assets. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During the year ended December 31, 2013, the Company continued to maintain the valuation allowances for U.S. federal and state deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $35.5 million and $29.2 million as of December 31, 2013 and 2012, respectively. The increase in the valuation allowance during the years ended December 31, 2013 and 2012 was $6.3 million and $2.1 million, respectively.
As of December 31, 2013, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $52.0 million and $49.2 million, respectively. Of these amounts, $13.9 million and $13.1 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The U.S. federal net operating loss carryforwards will start to expire in 2026 while for state purposes, the net operating losses will begin to expire in 2018. Utilization of the Company's net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not determined whether an ownership change has occurred.
In addition, the Company has $6.4 million U.S. federal R&D credit and $6.9 million California R&D credit carryforwards to offset future income tax liabilities. U.S. federal R&D tax credits can be carried forward for 20 years and will start to expire in 2025. California R&D credits can be carried forward indefinitely.
Uncertain Tax Positions
For the year ended December 31, 2013, the total amount of unrecognized tax benefits excluding interest thereon was $2.7 million, none of which would impact the effective tax rate if realized during the year. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2013, 2012 and 2011. Although the timing and outcome of income tax audits is highly uncertain, unrecognized tax benefits are not expected to decrease in the next twelve months.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	As of December 31,
	2013	2012	2011
Unrecognized benefit—beginning of period	$1,840	$1,401	$1,067
Gross increase—prior period tax positions	274	38	—
Gross decreases—prior period tax positions	(90)	—	(113)
Gross increases—current period tax positions	632	401	447
Unrecognized benefit—end of period	$2,656	$1,840	$1,401

The Company's U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. The Company's income tax reporting periods beginning with tax year ended December 31, 2010 for the U.S., and tax year ended December 31, 2009 for the Company's major state and local jurisdictions remain generally open to audit by relevant tax authorities. In addition, the tax years from December 31, 2004 remain open for state and local jurisdictions and the tax years from December 31, 2005 remain open for U.S. federal taxes due to certain net operating loss and credit positions.
11. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies will work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of December 31, 2013, this shareholder was a beneficial owner of approximately 9.2% of the Company’s common stock. As of December 31, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.1 million and $0.4 million, respectively, and had a deferred revenue balance in the amount of $0 and $0.1 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Consolidated Statement of Operations from this amended agreement (in thousands):

	Years Ended December 31,
	2013	2012	2011
Related party revenue	$4,365	$4,544	$5,237

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 5.6% of the Company’s common stock as of December 31, 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Under the agreement, the two companies will work together to conduct research and development and other activities with respect to materials and high productivity combinatorial technology for use in semiconductor applications. Depending on the output of the research and development, the primary rightholder could be either company. However, the party that is not the primary rightholder will be assigned the right to use the output property. Under the agreement, the other party will pay the Company fees for services and both parties may provide royalties to the other for licensed technology sold to third parties. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. As of December 31, 2013 and December 31, 2012 the Company had accounts receivable in the amount of $0.1 million and $0.6 million, respectively, and had a deferred revenue balance in the amount of $0.4 million and $0.7 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Consolidated Statement of Operations from the amended agreement (in thousands):

	Years Ended December 31,
	2013	2012	2011
Related party revenue	$8,449	$16,524	$15,756
Related cost of revenue	$4	$55	$78

12. Information about Geographic Areas

Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$47,752	$51,045	$35,573
Japan	12,691	13,594	15,148
APAC other	2,958	2,066	2,934
Europe and Middle East	4,005	122	175
Total	$67,406	$66,827	$53,830

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
13. Subsequent Event
On February 3, 2014, the Company instituted a reduction in force, which is anticipated to be completed during the first quarter of 2014, as part of an overall plan to reduce the Company’s cost structure. The reduction in force constituted approximately 18% of the Company’s workforce. As a result of the reduction in force, the Company expects to incur total expenses relating to termination benefits of approximately $1.1 million, which primarily represents cash expenditures the Company expects to pay out over the next three months. The Company expects to record these charges during the three months ending March 31, 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 framework). Based on our management’s assessment, we believe that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference to the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors, Corporate Governance and Related Matters" in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders (the 2014 Proxy Statement).
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference to the information in the 2014 Proxy Statement under the headings "Executive Compensation," "Board of Directors, Corporate Governance and Related Matters" and "Executive Compensation—Compensation Committee Report."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2014 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2014 Proxy Statement under the subheadings “Director Independence,” "Transactions with Related Persons" and "Related Person Transaction Policy" under the heading “Board of Directors, Corporate Governance and Related Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2014 Proxy Statement under the headings “Audit-related Matters” and "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

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

INTERMOLECULAR, INC.
Date: March 10, 2014	By:	/s/ DAVID E. LAZOVSKY David E. Lazovsky President and Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID E. LAZOVSKY David E. Lazovsky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014
/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014
/s/ THOMAS R. BARUCH Thomas R. Baruch	Chairman of the Board of Directors	March 10, 2014
/s/ MARVIN D. BURKETT Marvin D. Burkett	Director	March 10, 2014
/s/ IRWIN FEDERMAN Irwin Federman	Director	March 10, 2014
/s/ BRUCE M. McWILLIAMS Bruce M. McWilliams	Director	March 10, 2014
/s/ GEORGE M. SCALISE George M. Scalise	Director	March 10, 2014
/s/ JOHN L. WALECKA John L. Walecka	Director	March 10, 2014

EXHIBITS

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
2.1		Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1
3.1		Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1
3.2		Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2
4.1		Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1
4.2		Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2
4.3		Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010.	S-1/A	10/26/2011	4.3
4.4		Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1
4.5		Secured Promissory Note, issued by the Company to Symyx Technologies, Inc. on November 23, 2011.	10-K	03/16/2012	4.5
10.1		Lease Agreement by and between Intermolecular, Inc. and Novellus Systems, Inc. dated as of May 11, 2010, as amended by the Confirmation of Commencement Date of the Lease Agreement dated as of June 10, 2010.	S-1	7/29/2011	10.2
10.2	†	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3
10.3	†	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
10.4	†	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5
10.5	†	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6
10.6	†	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7
10.7	†	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8
10.8	†	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8
10.9	†	Advanced Memory Development Program Agreement by and between Intermolecular, Inc. and Elpida Memory, Inc. dated as of May 22, 2008, as amended by Exhibit C—Royalty Terms dated as of August 18, 2008, the Supplemental Joint Development Agreement dated as of January 27, 2009, the Amendment to the Supplemental Joint Development Agreement dated as of May 25, 2009 and the Amendment to the Advanced Memory Agreement dated July 29, 2010.	S-1/A	11/7/2011	10.9

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.10	†	Collaborative Development Program Agreement by and between Intermolecular, Inc. and GLOBALFOUNDRIES Inc. dated as of June 1, 2011.	S-1/A	9/30/2011	10.10
10.11		Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12
10.12a	+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a
10.12b	+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b
10.12c	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c
10.13a	+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a
10.13b	+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b
10.13c	+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c
10.13d	+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d
10.14a	+	Form of Change in Control Severance Agreement between the Company and certain of its executive officers.	S-1/A	11/7/2011	10.15a
10.14b	+	Change in Control Severance Agreement between the Company and David E. Lazovsky.	S-1/A	11/7/2011	10.15b
10.15	†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.16	†
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
			10-Q	05/08/2012	10.2
10.17	†	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012.	10-K	03/04/2012	10.17
10.18	†	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2012	10.18
10.19	†	Collaborative Development Program Agreement by and between First Solar, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2012	10.19
10.20	†	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.	10-Q	05/02/2013	10.20
10.21	†	Tool Purchase and Informatics License Agreement by and between First Solar, Inc. and Intermolecular, Inc., dated February 6, 2013.	10-Q	05/02/2013	10.21
10.22	+	Separation Agreement and General Release Agreement, effective March 28, 2013, by and between John R. Behnke and Intermolecular, Inc.	10-Q	05/02/2013	10.22
10.23	+	Employment Agreement dated March 25, 2013 by and between Raj Jammy and Intermolecular, Inc.	10-Q	05/02/2013	10.23
10.24	†	Amendment No. 2 to the Collaborative Development Program Agreement, effective July 1, 2013, by and between GLOBALFOUNDRIES Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.24
10.25	†	Second Extension to the Advanced Memory Agreements, effective as of April 1, 2013, by and between Elpida Memory, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.25

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.26		Loan and Security Agreement between Intermolecular, Inc. and Silicon Valley Bank, dated as of May 31, 2013.	10-Q	08/07/2013	10.26
10.27	†	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.27
10.28	†	Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.28
10.29	†	Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.29
10.30	†	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.30
10.31		First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.	10-Q	11/07/2013	10.31
10.32	†	Amendment Number 10 to the Wets Workflow Purchase Agreement and Dry Workflow Agreement between Advanced Technology Materials, Inc., and Intermolecular, Inc., dated December 30, 2013.				X
10.33	†	Amendment No. 4 to the Collaborative Development Program Agreement between First Solar and Intermolecular dated December 31, 2013.				X
10.34		Amendment No. 2 to the Research Agreements between Guardian Industries and Intermolecular dated December 30, 2013.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
_______________________________________________________________________________

+ Indicates a management contract or compensatory plan.
† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.