Form 10-Q
period 2014-03-31
INTERMOLECULAR INC
filed 2014-05-06
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 1, 2014
Common stock, $0.001 par value	47,207,061

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,322	$72,083
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2014 and December 31, 2013	4,876	6,791
Accounts receivable, due from related parties	31	231
Prepaid expenses and other current assets	2,045	2,247
Total current assets	79,274	81,352
Inventory	7,545	6,510
Property and equipment, net	26,709	28,485
Intangible assets, net	8,148	7,855
Other assets	275	280
Total assets	$121,951	$124,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615	$2,157
Accrued liabilities	3,431	3,672
Accrued compensation and employee benefits	3,289	3,655
Deferred revenue	716	2,087
Related party deferred revenue	1,306	385
Note payable	2,000	2,000
Total current liabilities	11,357	13,956
Deferred revenue, net of current portion	2,360	830
Deferred rent, net of current portion	2,406	1,844
Note payable, net of current portion	22,500	23,000
Total liabilities	38,623	39,630
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 47,124,811 and 46,486,372 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	47	46
Additional paid-in capital	197,256	194,930
Accumulated deficit	(113,975)	(110,124)
Total stockholders’ equity	83,328	84,852
Total liabilities and stockholders’ equity	$121,951	$124,482

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Collaborative development program and services revenue	$8,886	$10,903
Product revenue	—	3,104
Licensing and royalty revenue	7,019	3,426
Total revenue	15,905	17,433
Cost of revenue:
Cost of collaborative development program and services revenue	6,470	6,658
Cost of product revenue	—	1,133
Cost of licensing and royalty revenue	98	52
Total cost of revenue	6,568	7,843
Gross profit	9,337	9,590
Operating expenses:
Research and development	6,956	6,172
Sales and marketing	1,648	1,637
General and administrative	3,313	2,992
Restructuring charges	1,068	—
Total operating expenses	12,985	10,801
Loss from operations	(3,648)	(1,211)
Other income (expense):
Interest expense, net	(194)	(250)
Other expense, net	(5)	(19)
Total other income (expense), net	(199)	(269)
Loss before provision for income taxes	(3,847)	(1,480)
Provision for income taxes	4	6
Net loss	$(3,851)	$(1,486)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.03)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	46,337,810	44,138,813
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2014	2013
Revenue:
Collaborative development program and services revenue	$937	$1,912
Licensing and royalty revenue	441	1,366
Total revenue	$1,378	$3,278
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Loss for the period	$(3,851)	$(1,486)
Other comprehensive loss	—	—
Comprehensive loss for the period, net of income tax	$(3,851)	$(1,486)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,851)	$(1,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,450	2,201
Stock-based compensation	1,488	1,400
Changes in operating assets and liabilities:
Prepaid expenses and other assets	207	(10)
Inventory	(711)	(671)
Accounts receivable	2,115	771
Accounts payable	(833)	9
Accrued and other liabilities	102	(525)
Deferred revenue	159	(1,018)
Related party deferred revenue	921	3,169
Net cash provided by operating activities	2,047	3,840
Cash flows from investing activities:
Purchase of short-term investments	—	(1,001)
Purchase of property and equipment	(1,490)	(1,423)
Purchased and capitalized intangible assets	(657)	(108)
Net cash used in investing activities	(2,147)	(2,532)
Cash flows from financing activities:
Payment of debt	(500)	(238)
Proceeds from exercise of common stock options	839	628
Net cash provided by financing activities	339	390
Net increase in cash and cash equivalents	239	1,698
Cash and cash equivalents at beginning of period	72,083	78,283
Cash and cash equivalents at end of period	$72,322	$79,981

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$262
Cash paid for income taxes, net of refunds received	$5	$1
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$324	$393

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the "Company") have been prepared without audit in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 10, 2014.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements as of the year then ended.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Management uses estimates and judgments in determining recognition of revenues, valuations of accounts receivable, inventories, intangible assets, debt, capital stock, warrants and assumptions used in the calculation of income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
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
Short-Term Investments
The Company considers all highly liquid investments purchased with a maturity between three and twelve months to be short-term investments. The Company did not have any short-term investments as of March 31, 2014 and December 31, 2013.
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $7.1 million and $6.5 million as of March 31, 2014 and December 31, 2013, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.4 million and zero as of March 31, 2014 and December 31, 2013, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not experience any material inventory impairments during the three months ended March 31, 2014 and 2013.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three months ended March 31, 2014 and 2013.
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
Collaborative development programs and other services - The Company enters into collaborative development programs ("CDPs") and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed, and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the three months ended March 31, 2014 and 2013 was $0.8 million and $2.2 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were zero and $0.8 million as of March 31, 2014 and December 31, 2013, respectively.
Product maintenance and support services - Included in CDP and other services revenue, these services entitle customers to receive product updates and enhancements or technical support and maintenance, depending on the offering. The related revenue is recognized ratably over the period the services are delivered.
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
Multiple-element arrangements - Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. CDP and other research and development services include licenses of technology, and may also include sales of products. For multiple-element arrangements entered into after January 1, 2011 that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. For multiple-element arrangements entered into prior to January 1, 2011 that included hardware products containing software essential to the hardware product’s functionality, undelivered software elements that related to the hardware product’s essential software, and undelivered non-software services, the Company assessed whether there was objective and reliable evidence of fair values of all undelivered elements. The Company could not establish vendor-specific objective evidence of selling price ("VSOE") for undelivered elements and recognized revenue once the last element of the multiple-element arrangement was delivered.
The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand- alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. In instances where software is considered essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For transactions entered into prior to January 1, 2011, the Company assessed whether there was objective and reliable evidence of fair values of all undelivered elements. Fair values of such elements were determined by reference to the Company-specific objective evidence, such as pricing of these elements when sold separately, substantive renewal prices for product maintenance and support and time-based licenses, or other available evidence. If the fair value of any undelivered elements in a multiple-element arrangement could not be objectively determined, revenue was deferred until all elements were delivered. If product maintenance and support and time-based licenses were the only undelivered elements without objective and reliable evidence of fair value, all revenue from the arrangement was amortized over the longer of the product maintenance and support term or license period. For purposes of classification in the consolidated statements of operations, revenue is allocated between CDP and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.
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
Deferred Revenue - Deferred revenue represents amounts collected from customers for which the related revenue has not been recognized, because one or more of the revenue recognition criteria have not been met, net of the associated costs. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of revenues.
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

	Revenue		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2014	2013	2014	2013
Customer A	*	12%	—%	*
Customer B	33%	22%	—%	13%
Customer C (1)	—%	17%	—%	—%
Customer D	10%	*	10%	15%
Customer E	*	25%	13%	14%
Customer F (1)	26%	—%	59%	41%

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
Recent Accounting Pronouncements
None.
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. The Company does not have any financial liabilities that are measured and reported at fair value. The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of March 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$59,121	$59,121	$—	$—
Total assets measured at fair value	$59,121	$59,121	$—	$—

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$49,117	$49,117	$—	$—
Total assets measured at fair value	$49,117	$49,117	$—	$—

3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	March 31, 2014	December 31, 2013
Lab equipment and machinery	$52,083	$49,264
Leasehold improvements	5,403	4,413
Computer equipment and software	3,602	3,563
Furniture and fixtures	187	182
Construction in progress	3,196	6,544
Total property and equipment	64,471	63,966
Less accumulated depreciation	(37,762)	(35,481)
Property and equipment, net	$26,709	$28,485

During 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made a term loan to the Company in the principal amount of $25.0 million. Under the Loan Agreement, and as of both March 31, 2014 and December 31, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$2,284	$2,051

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery, which had a net book value of zero and $1.8 million as of March 31, 2014 and December 31, 2013, respectively.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	March 31, 2014	December 31, 2013
Patents issued	$5,144	$4,893
Patents pending	4,432	4,224
Trademarks	40	40
Total intangible assets	9,616	9,157
Less patent amortization	(1,468)	(1,302)
Intangible assets, net	$8,148	$7,855

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of the Symyx asset purchase transaction is approximately 4 years.

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$166	$150

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Rent expense	$567	$324

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of March 31, 2014:
Nine month period ending December 31, 2014	$1,286
The years ending December 31,
2015	1,758
2016	2,253
2017	2,399
2018	2,459
Thereafter	17,557
Total	$27,712

During 2014, the Company has not made payments related to this operating lease, as the Company received free rent from December 2013 through March 2014 as part of the lease agreement.
Silicon Valley Bank Loan Agreement
During 2013, the Company entered into the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date. At the Company's option, the Company may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year.
The following table presents payments made during 2014 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended March 31, 2014
	Interest	Principal	Total
SVB payments	$73	$500	$573

Litigation
On August 23, 2013, the Company received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the Company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The Company commenced a review of the employee's claim as well as a review of the Company’s policies regarding classification of employees for overtime purposes. The Company also agreed to enter mediation with the attorney who represents the employee that filed the claim with the DLSE as well as fourteen other current and former employees who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against the Company in the United States District Court for the Northern District of California. The claimants subsequently filed an amended lawsuit in the Court on March 11, 2014. The Company believes it has meritorious defenses to the claims and intends to vigorously defend against any of them in this regard. Nevertheless, as of March 31, 2014, the Company has accrued its best estimate of the amount of probable loss associated with the matter. While the Company cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, the Company believes the matter will not have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected term (in years)	6.0	6.0
Risk-free interest rate	1.8%	1.1%
Expected volatility	59%	59%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$305	$374
Research and development	323	395
Sales and marketing	345	280
General and administrative	515	351
Total stock-based compensation	$1,488	$1,400

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock options	$980	$1,018
Restricted stock awards and restricted stock units (RSUs)	508	382
Total stock-based compensation	$1,488	$1,400

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2014, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,464	2.9
RSUs	$4,763	3.2

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	March 31, 2014
	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	554,100	$2.13
RSUs	446,450	$3.85

The total intrinsic value of stock options exercised for the three months ended March 31, 2014 and 2013 was $0.6 million and $3.0 million, respectively.
RSUs that vested during the three months ended March 31, 2014 and 2013 had fair values of $1.3 million and $0.9 million, respectively, as of the vesting date.
Common Stock Warrants
As of March 31, 2014 and December 31, 2013, the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 were exercisable as of March 31, 2014 and December 31, 2013.
Common Stock
As of March 31, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2014	December 31, 2013
Number of stock options outstanding	6,293,284	6,468,743
Number of RSUs outstanding	1,151,410	850,351
Shares available for future grant	6,718,317	5,238,699
Number of warrants outstanding	912,368	912,368
Total shares reserved	15,075,379	13,470,161

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders	$(3,851)	$(1,486)
Shares used in computing net loss per share of common stock, basic and diluted	46,337,810	44,138,813
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2014	2013
Stock options to purchase common stock	6,293,284	7,427,782
RSUs	1,151,410	687,197
Common stock warrants	912,368	912,368
8. Income Taxes
Income tax expense for the three months ended March 31, 2014 was $4,000, or 0.1% on a pre-tax loss of $3.8 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of March 31, 2014 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.
9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The CDP development program between the parties ended during the three months ended March 31, 2014, although certain licensing and royalty elements continue. The other party’s vice chairman of the board of directors is a director of the Company and is also a managing member of a significant shareholder of the Company. As of March 31, 2014, this shareholder was a beneficial owner of approximately 9.1% of the Company’s common stock. As of March 31, 2014 and December 31, 2013, the Company had accounts receivable in the amount of $30,000 and $0.1 million, respectively, and had a deferred revenue balance in the amount of $41,000 and zero, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended March 31,
	2014	2013
Related party revenue	$903	$1,159

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 5.5% of the Company’s common stock as of March 31, 2014. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The December 2013 amendment did not extend or renew CDP services and decreased workflow support and licenses. As of March 31, 2014 and December 31, 2013, the Company had accounts receivable in the amount of $1,000 and $0.1 million, respectively, and had a deferred revenue balance in the amount of $1.3 million and $0.4 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended March 31,
	2014	2013
Related party revenue	$475	$2,119

10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$14,217	$13,022
Japan	903	4,061
APAC other	542	241
Europe and Middle East	243	109
Total	$15,905	$17,433

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
11. Restructuring Charges
During February 2014, the Company initiated a reduction in force as part of an overall plan to reduce the Company’s cost structure. The reduction in force constituted approximately 18% of the Company’s workforce. As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.1 million, which was recognized during the three months ended March 31, 2014. The following table presents severance and related expenses and payments (in thousands) as of March 31, 2014:

	As of			As of
	December 31, 2013	Charges	Cash Payments	March 31, 2014
Severance and related expenses	$—	$1,068	$(967)	$101

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and in our Annual Report on Form 10-K (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2013 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for the semiconductor and clean energy industries. Through paid collaborative development programs ("CDPs") with our customers, we develop proprietary technology and intellectual property ("IP") for our customers focused on advanced materials, processes, integration and device architectures. This technology enables our customers to bring optimized, volume manufacturing-ready integrated devices to market faster and with less risk than conventional approaches to research and development ("R&D"). We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Through paid CDPs and our own development, we have established a portfolio of greater than 1,200 patents and patent applications. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include the markets for semiconductors, flat glass coatings and glass-based devices, solar cells, light-emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy efficiency applications.
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $15.9 million for the three months ended March 31, 2014 from $17.4 million for the three months ended March 31, 2013. Our net loss increased to $3.9 million for the three months ended March 31, 2014, from a net loss of $1.5 million for the three months ended March 31, 2013. Since inception, we have incurred net losses leading to an accumulated deficit of $114.0 million as of March 31, 2014.
Strategy
Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays, advanced batteries and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida (a wholly owned subsidiary of Micron Technology), First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”), Toshiba, and the Ulyanovsk Center for Technology Transfer of the Russian Federation ("UCTT"). ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.
Basis of Presentation
How We Generate Revenue
Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers, and are structured to result in licensing and/or royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our high productivity combinatorial (“HPC”) platform. Our micro-CDPs are smaller, customer-paid programs that require significantly less investment from our customers but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring them to commit to a multi-year agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP. When technology developed through CDPs is incorporated in our customers' commercialized products, we generate licensing and/or royalty revenue. In certain cases, we sell HPC processing tools to our customers who pay a recurring license fee to operate those tools with our combinatorial processing capabilities.

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

•
Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue. During the three months ended March 31, 2014, we experienced an increase in licensing and royalty revenue attributable to an accelerated payment from a customer in connection with an amended CDP agreement.

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

•
Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue prior to January 1, 2012 included license fees paid to Symyx. As part of our completion of the Symyx asset purchase transaction in November 2011, in connection with our initial public offering, we no longer have an obligation to pay licensing fees to Symyx for any period on or after January 1, 2012. Since January 1, 2012, our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents and licensing obligations.

Research and Development
Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application R&D that are not associated with customer programs. R&D costs include personnel-related expenses (including stock-based compensation expenses) for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. Overhead costs that are not allocated to a customer program are recognized as expenses within R&D. We expect our R&D expense to increase modestly in absolute dollars in the near-term periods as resources are reallocated from customer CDPs to R&D and as we continue to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.
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
Restructuring Expenses
After experiencing a reduced level of CDP activity with two of our largest customers, we initiated a reduction in force in February 2014 with respect to approximately 18% of our workforce. The reduction in force is part of an overall plan to reduce our cost structure and was completed during the three months ended March 31, 2014. Restructuring expenses consist of personnel-related costs.
Interest Expense, net
Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a credit facility from Silicon Valley Bank. Interest expense after May 2013 consists primarily of interest accrued on our credit facility, which was converted in November 2013 to a three year note payable to Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2014 as compared to those disclosed in our 2013 Form 10-K. For further information on our critical and other significant accounting policies, see our 2013 Form 10-K.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have not yet been adopted that are expected to have any impact on our financial position, results of operations or cash flows.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Revenue:
Collaborative development program and services revenue	$8,886	$10,903	$(2,017)	(18)%
Product revenue	—	3,104	(3,104)	(100)%
Licensing and royalty revenue	7,019	3,426	3,593	105%
Total revenue	15,905	17,433	(1,528)	(9)%
Cost of revenue:	6,568	7,843	(1,275)	(16)%
Gross profit	9,337	9,590	(253)	(3)%
Operating expenses:
Research and development	6,956	6,172	784	13%
Sales and marketing	1,648	1,637	11	1%
General and administrative	3,313	2,992	321	11%
Restructuring charges	1,068	—	1,068	100%
Total operating expenses	12,985	10,801	2,184	20%
Loss from operations	(3,648)	(1,211)	(2,437)
Other income (expense):
Interest expense, net	(194)	(250)	56
Other expense, net	(5)	(19)	14
Total other income (expense), net	(199)	(269)	70
Loss before provision for income taxes	(3,847)	(1,480)	(2,367)
Provision for income taxes	4	6	(2)
Net loss	$(3,851)	$(1,486)	$(2,365)

Revenue

Our revenue decreased by $1.5 million, or 9%, to $15.9 million during the three months ended March 31, 2014, from $17.4 million during the three months ended March 31, 2013, due to decreases in CDP and services revenue and product revenue offset by an increase in licensing and royalty revenue.

CDP and services revenue decreased by $2.0 million, or 18%, to $8.9 million during the three months ended March 31, 2014, from $10.9 million during the three months ended March 31, 2013. This decrease was primarily attributable to a $6.1 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This is partially offset by $4.1 million in revenue derived from new customer engagements. Of the growth from new customer engagements, $3.6 million in revenue was derived from three CDPs.

Product revenue decreased by $3.1 million during the three months ended March 31, 2014, from $3.1 million during the three months ended March 31, 2013, as there were no product sales during the three months ended March 31, 2014.

Licensing and royalty revenue increased by $3.6 million, or 105%, to $7.0 million during the three months ended March 31, 2014, from $3.4 million during the three months ended March 31, 2013. This increase was primarily attributable to a $4.2 million accelerated payment from a customer in connection with the suspension of CDP activities with them, and to a lesser extent a $0.4 million increase in scheduled minimum license fees from new customer contracts. This is partially offset by a $0.5 million decrease in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three months ended March 31, 2014 and 2013 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues
	(in thousands)		(in thousands)
United States	$14,217	89%	$13,022	75%
Japan	903	6%	4,061	23%
APAC other	542	3%	241	1%
Europe and Middle East	243	2%	109	1%
Total	$15,905	100%	$17,433	100%

Cost of Revenue

Cost of revenue decreased by $1.3 million, or 16%, to $6.6 million during the three months ended March 31, 2014, from $7.8 million during the three months ended March 31, 2013. This change is a result of a $1.1 million decrease in direct product costs consistent with decreased product revenue and a $0.2 million decrease in direct labor, materials and other costs associated with CDP programs.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 58.7% during the three months ended March 31, 2014 compared to 55.0% for the three months ended March 31, 2013. This increase is primarily attributable to the increased licensing and royalty revenue associated with an accelerated payment from a customer in connection with an amended CDP agreement. To the extent that we are successful in growing our revenue and increasing licensing and royalty revenue as a percentage of revenue we expect our gross margins to increase as a percentage of total revenue.

Research and Development

R&D expenses increased by $0.8 million, or 13%, to $7.0 million during the three months ended March 31, 2014, from $6.2 million during the three months ended March 31, 2013. The change is primarily attributable to an increase of $0.5 million in engineering parts and other expenses associated with new application development and $0.2 million increase in depreciation expense due to assets utilized for R&D development previously assigned to customer CDPs. Research and development expense included stock-based compensation of $0.3 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses remained unchanged at $1.6 million during the three months ended March 31, 2014 and the three months ended March 31, 2013.

General and Administrative

General and administrative expenses increased by $0.3 million, or 11%, to $3.3 million during the three months ended March 31, 2014, from $3.0 million during the three months ended March 31, 2013. This increase is primarily attributable to $0.3 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $0.5 million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively.

Restructuring Charges
Restructuring expenses were $1.1 million during the three months ended March 31, 2014, compared to none for the three months ended March 31, 2013. In January 2014, our Board of Directors authorized a restructuring plan to reduce our workforce by 18%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss increased by $2.4 million, to an operating loss of $3.6 million during the three months ended March 31, 2014, from an operating loss of $1.2 million during the three months ended March 31, 2013. Our operating expenses increased by $2.2 million to $13.0 million, which includes $1.1 million in restructuring related expenses, during the three months ended March 31, 2014, from $10.8 million during the three months ended March 31, 2013. We expect our operating expenses to decrease as we reduce our investments in both personnel and capital resources.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net decreased by $0.1 million to $0.2 million during the three months ended March 31, 2014, from $0.3 million during the three months ended March 31, 2013, and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the three months ended March 31, 2014 and interest on our note payable to Symyx during the three months ended March 31, 2013.

Other Expense, net

Other expense, net for the three months ended March 31, 2014 and 2013 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the three months ended March 31, 2014 and 2013 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss increased by $2.4 million, to a net loss of $3.9 million during the three months ended March 31, 2014, from a net loss of $1.5 million during the three months ended March 31, 2013. The difference between operating income and net loss during the three months ended March 31, 2014 was primarily related to interest expense associated with the Loan Agreement with SVB and the difference during the three months ended March 31, 2013 was primarily related to interest expense associated with our note payable to Symyx.

Liquidity and Capital Resources
Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of March 31, 2014 we had $72.3 million of cash and cash equivalents and $67.9 million of net working capital.
As of March 31, 2014, we had debt outstanding of $24.5 million related to the Loan Agreement with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.
To date, we have incurred significant losses. During the three months ended March 31, 2014 and 2013, we incurred net losses of $3.9 million and $1.5 million, respectively. As of March 31, 2014, our accumulated deficit was $114.0 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much funding we may need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.
Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$2,047	$3,840
Net cash used in investing activities	$(2,147)	$(2,532)
Net cash provided by financing activities	$339	$390

Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the three months ended March 31, 2014 and 2013 of $2.0 million and $3.8 million, respectively.
Net cash provided by operating activities during the three months ended March 31, 2014 of $2.0 million reflects a net loss of $3.9 million, non-cash charges of $2.5 million for depreciation and amortization, and $1.5 million for stock-based compensation. Depreciation and amortization increased by $0.2 million from the year ago period due to a larger fixed asset install base, and stock-based compensation increased by $0.1 million from the year ago period due to grants of options and restricted stock. Net operating assets and liabilities cash flow increased by $2.0 million primarily due to a $2.1 million increase of collections in accounts receivable as a result of timing of payments and an increase in deferred revenue of $1.1 million due to customer payments. Operating cash flow related to inventory decreased by $0.7 million related to procurement of components of workflow elements to be used in future builds.
Cash Flows from Investing Activities
Our investing activities consist primarily of purchases and maturities of short-term investments, capital expenditures to purchase property and equipment, and our investments in intangible assets relating to our patents and trademarks. In the future, we expect we will continue to make modest capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.
During the three months ended March 31, 2014, cash used in investing activities was $2.1 million, primarily as a result of $1.5 million in capital expenditures and $0.7 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. We have a term loan pursuant to the Loan Agreement with SVB with a remaining principal balance of $24.5 million as of March 31, 2014.
During the three months ended March 31, 2014, cash provided by financing activities of $0.3 million was primarily related to positive cash flow related to the issuance of common stock as a result of option exercises in the amount of $0.8 million, which was offset by cash used in financing activities of $0.5 million for scheduled principal payments on our SVB term loan.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$27,712	$1,286	$6,410	$4,980	$15,036
Term loan	24,500	1,500	23,000	—	—
Contractual interest payments on term loan	2,096	591	1,505	—	—
Purchase obligations(1)	469	469	—	—	—
Total	$54,777	$3,846	$30,915	$4,980	$15,036
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2014, we did not make any payments for this facility, as we were operating under a period of free rent from December 2013 through March 2014 in connection with the lease agreement we entered into in October 2013.
During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016, and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. As of March 31, 2014, the remaining principal on the term loan was $24.5 million, with remaining interest payments of $2.1 million due over the term of the loan.

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash and cash equivalents accounts as of March 31, 2014 totaled $72.3 million, consisting of cash and money market funds with maturities of less than three months from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
During 2013 we entered into a term loan pursuant to a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") with a principal amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the term loan are fixed, we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of March 31, 2014, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.
Foreign Currency Exchange Risk
As we expand internationally, our consolidated results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with an insignificant portion of expenses incurred in the local currencies of our wholly-owned subsidiaries in Hong Kong and Japan and our wholly-owned branch in Taiwan. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We subsequently commenced a review of the employee's claim as well as a review of our policies regarding classification of employees for overtime purposes. On January 16, 2014, we participated in mediation with the attorney who represents the employee that filed the claim with the DLSE, as well as fourteen other current and former employees and contractors who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California (the "Court"). The claimants subsequently filed an amended lawsuit in the Court on March 11, 2014. On April 1, 2014, we filed with the Court our answer to the amended lawsuit. We believe we have meritorious defenses to the claims and intend to vigorously defend against them in this regard. While we cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, we believe the amount of probable loss related to this matter will not have a material adverse effect on our business, operating results, financial condition or cash flows. Nevertheless, as of March 31, 2014, we accrued our best estimate of the expense associated with the matter.
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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 10, 2014 ("2013 Form 10-K"). You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our 2013 Form 10-K.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 44% of total revenue in the three months ended March 31, 2014 and 22%, 24%, and 27% in fiscal years 2013, 2012 and 2011, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

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

▪
our revenue mix, which may vary from quarter to quarter as (i) we enter into new CDPs and related customer arrangements; (ii) existing CDPs, particularly for significant customers, are completed, extended, or undergo a change in scope; (iii) licensing arrangements take effect; (iv) we enter into product sale transactions and/or (v) we enter into intellectual property ("IP") sale transactions;

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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $3.9 million in the three months ended March 31, 2014, and $8.8 million, $0.8 million, and $30.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficit as of March 31, 2014 was $114.0 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

•	Existing and potential customers may be resistant to paying license and royalty fees, and we may face challenges in monitoring and enforcing royalty agreements with existing customers.

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

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a relatively small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our four largest customers accounted for 75% of revenue in the three months ended March 31, 2014, and 55% of our revenue in the fiscal year ended December 31, 2013. Our three largest customers during 2012 and 2011 (all of which are in the semiconductor industry), accounted for 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 33%, 17%, 28%, and 29% of our revenue in each of these periods, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we have experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations in the most recent fiscal quarter. Similarly, Toshiba and SanDisk did not renew or extend the term of our CDP with them.  As of March 15, 2014, Toshiba and SanDisk no longer pay us fees for development services. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

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

The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. The timing and length of these cycles is extremely difficult to predict, which makes it challenging for us to forecast our operating results, make business decisions and identify risks that may affect our business, financial condition and results of operations. In addition, the semiconductor industry has historically experienced price volatility. Because the substantial majority of our revenue comes from customers in the semiconductor industry, we may experience significant fluctuations in operating results due to the cyclicality and price volatility of the industry.

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

The clean energy industry is comprised of several sectors, including energy-efficient glass, solar cells, light emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy-efficiency technologies. Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve widespread market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance, and to garner significant revenue, we may not earn material revenue from our initiatives in this area until market acceptance, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies may become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful in the clean energy industry, which could adversely affect our operating results.

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

Our customers require a significant amount of individualized attention and many of our customers also require lab space at our facilities for CDPs. We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet these types of demands for our customers. In addition, because of the significant confidentiality concerns associated with the projects and products we work on and the restrictions on resource and information sharing we have implemented in response, we are not able to fully capitalize upon economies of scale. If the demand for our services and products exceeds our capacity to meet such demand, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our growth may be hindered and our business and operating results could be adversely affected.

We may be unable to make the substantial R&D investments required to remain competitive in our business.

The semiconductor and clean energy industries require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We are continually working to develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, LEDs, flat-panel displays, advanced batteries and other energy-efficiency technologies. This is an extremely complex and costly process. We expect R&D expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base, and any associated increase in upfront R&D costs. If we are unable to build new systems, or configure, modify, expand or customize our existing systems for these fields and develop our expertise to support these fields, our business growth might be limited, and our business and results of operations could be materially and adversely affected.

Although we are making progress in certain fields of technology, we have limited expertise and experience in other fields. We may be required to invest significantly greater resources than anticipated in our R&D efforts. If we are unable to develop expertise or experience in these fields, or if the investment of our resources in these fields is unsuccessful, our business and results of operations could be materially and adversely affected.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflicts of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to enter into new CDPs, and cause our revenue and operating results to decline significantly.

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

In order to successfully expand our business we will need to continue to grow in all operational areas and to successfully integrate new employees. In particular, we expect continued growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future. For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. Subsequently, we were informed of similar claims by fourteen other current and former employees and contractors. On January 16, 2014, we participated in a mediation with the attorney who represents these fifteen claimants. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California. Further information about this lawsuit is set forth in Part II - Other Information, Item 1: "Legal Proceedings" of this Form 10-Q. The addition of new employees may also increase the likelihood of employment and labor claims against us.

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

Acquisitions, strategic investments, joint ventures or strategic asset sales may harm our business and operating results, cause us to incur debt or assume contingent liabilities, or dilute our stockholders.

We have made and may in the future make strategic investments, acquisitions, asset sales, or enter into joint ventures with third parties where there is an opportunity to expand the potential applications and reach of our capabilities, including our HPC platform. Exploring and implementing any investments, acquisitions, asset sales or joint ventures may place strain upon our ability to manage our future growth and may divert management attention from our core businesses. There are also other risks associated with this strategy. We cannot assure you that we will be able to make investments, acquire businesses or sell assets on satisfactory terms, that any business acquired by us or in which we invest will be integrated successfully into our operations or be able to operate profitably, or that we will be able to realize any expected growth, synergies or benefits from such investments, acquisitions, sales or joint ventures. Our relative inexperience in effecting such transactions heightens these risks. In addition, to finance any acquisitions, investments or joint ventures, we may utilize our existing funds, or might need to raise additional funds through public or private equity or debt financings. We may be unable to obtain financing to fund future acquisitions or investments on attractive terms, or at all. Additionally, equity financings may result in dilution to our stockholders. We cannot predict the number, timing or size of investments, acquisitions or joint ventures, or the effect that any such transactions might have on our operating results.

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

On November 29, 2013, we elected to convert the entire $25.0 million of outstanding advances under the Loan Agreement into a term loan, as provided by the Loan Agreement. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan is scheduled to mature on November 30, 2016, at which time we would be obliged to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is outstanding for less than one year. During the three months ended March 31, 2014, we paid SVB $0.6 million of interest and principal under the Loan Agreement.

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

Our future capital requirements may be substantial as we continue to develop our business and expand our collaborative development efforts. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities, as well as our access to capital pursuant to the Loan Agreement with SVB, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. In particular we may be required to raise additional capital if we choose to expand our business through strategic investments or acquisitions. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining anticipated levels of payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries and markets, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution, maintenance and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform, and any necessary responses to competitive pressures.

If our capital resources are insufficient to meet our capital requirements, and our revenue is insufficient to support any of these activities, then we will have to raise additional funds. If future financings involve the issuance of equity securities, our then-existing stockholders may suffer dilution. If we raise additional future debt financing, we may be subject to restrictive covenants similar to or more restrictive than those we are subject to under the Loan Agreement with SVB, which would further limit our ability to conduct our business. We may not be able to raise sufficient funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate R&D programs, curtail or cease operations, obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may not be able to successfully execute our business plan or continue our business.

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

Our future success and competitiveness depends on our ability to retain and motivate our unique team of highly skilled scientists and engineers, and to recruit and hire similarly qualified replacements for any who leave the company. These scientists and engineers have expertise across various disciplines, fields and technologies, including engineering, materials science, process development and integration, equipment, device process technologies and device integration. In addition, as we grow, we will have to continue to retain, attract and motivate qualified and talented personnel, including our scientists and engineers, management, sales and marketing and legal and finance personnel. Because our CDPs are customer-specific and project-specific and may last for a significant period of time, the loss of key scientists or engineers or other personnel could have an adverse effect on a particular CDP and on our ability to deliver results to a customer in a timely manner or at all. We do not know whether we will be able to retain all of these employees or hire appropriate replacements for any who leave the company, as we continue to pursue our business strategy. Competition for personnel is intense in the semiconductor and clean energy industries.

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

Competition in our markets may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own methods to accelerate R&D activities, including their own combinatorial development methods internally, particularly if we are slow in developing or deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor and clean energy products based on their own solutions or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput or combinatorial solutions for the design of and accelerating R&D relating to integrated devices of which we are not aware, and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $1.4 million (8.7%) of our revenue in the three months ended March 31, 2014, and $12.8 million (19.0%), $21.1 million (31.6%) and $21.0 million (39.0%) of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. ATMI, which beneficially owned approximately 5.5% of our outstanding stock as of March 31, 2014, accounted for $0.5 million (3.0%) of our revenue in the three months ended March 31, 2014, and $8.4 million (12.5%), $16.5 million (24.7%), and $15.8 million (29.3%) of our revenue for years ended December 31, 2013, 2012 and 2011, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.*

Our headquarters are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations, such as cybersecurity breaches, terrorist acts and other events that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Our business can also be impacted if our customers experience business interruptions as a result of natural disasters or other disruptive events. Any losses or damages we or our customers incur could have a material adverse effect on our cash flows and success as an overall business.

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

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of March 31, 2014, we owned or had exclusive licenses to 1,237 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed internally and under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2013 Form 10-K.

The patent positions of technology companies, including ours, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents, or are effectively maintained as trade secrets or other forms of legal protection. We apply for patents covering our HPC platform and further advancements of our HPC platform as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents. Further, any patent claims we file for may be challenged during prosecution or any patent claims we are issued may be challenged after issuance. This may result in the claims being narrowed in scope or extinguished as a result of these challenges. Additional uncertainty may result from the recent and ongoing consideration and passage of patent reform legislation by the United States Congress, legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims, and inconsistent interpretation of patent laws by the lower courts. For these reasons, among others, our existing patents and any future patents we obtain may not be sufficiently effective in preventing others from practicing our technologies or from developing similar or superior products. In that case, our revenue and operating results could decline.

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

Any assertion by a third party asserting ownership or other rights to technology developed under our CDPs could result in our customers becoming the target of litigation, and we may be bound to indemnify our customers under the terms of our license agreements. These obligations could result in substantial expenses to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition to the time and expense required for us to satisfy our support and indemnification obligations to our customers, any litigation could severely disrupt or shut down the business of our customers, which in turn could damage our relations with them and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. The stock markets in general have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. A portion of most future fluctuations in our stock price will likely be related to the risk factors described in this section. However, as is the case for many companies with volatile stock prices, price fluctuations may be disproportionate, or even unrelated, to their operating performance. In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. Factors that could contribute to volatility in our stock price include but are not limited to the following:

•	fluctuations in our financial results or outlook, or those of our customers or of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurring of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the U.S., countries in Asia, and/or other foreign countries;

•	investors' general perception of us; and

•	general economic and political conditions in the U.S. and globally, such as recessions, interest rate changes and international currency fluctuations.

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 82.2% of our common stock outstanding as of March 31, 2014. Entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures, entities affiliated with Raging Capital Management LLC, entities affiliated with U.S. Venture Partners and entities affiliated with Park West Asset Management LLC beneficially owned approximately 16.1%, 11.8%, 10.2%, 9.1% and 8.7%, respectively, of our common stock outstanding as of March 31, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of March 31, 2014, we had 47,124,811 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of March 31, 2014, the holders of 17,080,613 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 14.2 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendations regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock, and result in the market price of our common stock being lower than it would be without these provisions.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011. (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate.	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	07/29/11	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010.	S-1/A	10/26/11	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	07/29/11	10.1
10.35†	Amendment No. 3 to the Collaborative Development Program Agreement between GLOBALFOUNDRIES, Inc., and Intermolecular, Inc., dated February 3, 2014.				X
10.36†	Amendment No. 3 to the Research Agreements between Guardian Industries Corp. and Intermolecular, Inc., dated January 31, 2014.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

INTERMOLECULAR, INC.
(Registrant)
Date: May 6, 2014	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer