Form 10-Q
period 2014-06-30
INTERMOLECULAR INC
filed 2014-08-01
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of July 28, 2014
Common stock, $0.001 par value	47,787,338

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,785	$72,083
Short-term investments	28,196	—
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2014 and December 31, 2013	4,594	6,791
Accounts receivable, due from related parties	30	231
Prepaid expenses and other current assets	1,410	2,247
Total current assets	76,015	81,352
Inventory	7,331	6,510
Property and equipment, net	24,530	28,485
Intangible assets, net	8,080	7,855
Other assets	272	280
Total assets	$116,228	$124,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,128	$2,157
Accrued liabilities	2,655	3,672
Accrued compensation and employee benefits	2,840	3,655
Deferred revenue	1,969	2,087
Related party deferred revenue	943	385
Note payable	2,000	2,000
Total current liabilities	11,535	13,956
Deferred revenue, net of current portion	2,073	830
Deferred rent, net of current portion	2,540	1,844
Note payable, net of current portion	22,000	23,000
Total liabilities	38,148	39,630
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 47,787,338 and 46,486,372 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	198,884	194,930
Accumulated other comprehensive loss	(18)	—
Accumulated deficit	(120,834)	(110,124)
Total stockholders’ equity	78,080	84,852
Total liabilities and stockholders’ equity	$116,228	$124,482

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Collaborative development program and services revenue	$6,865	$12,799	$15,751	$23,702
Product revenue	—	—	—	3,104
Licensing and royalty revenue	3,069	3,809	10,088	7,235
Total revenue	9,934	16,608	25,839	34,041
Cost of revenue:
Cost of collaborative development program and services revenue	5,484	7,080	11,954	13,738
Cost of product revenue	—	—	—	1,133
Cost of licensing and royalty revenue	152	60	250	112
Total cost of revenue	5,636	7,140	12,204	14,983
Gross profit	4,298	9,468	13,635	19,058
Operating expenses:
Research and development	6,212	5,448	13,168	11,620
Sales and marketing	1,379	1,578	3,027	3,215
General and administrative	3,097	3,042	6,410	6,034
Restructuring charges	293	—	1,361	—
Total operating expenses	10,981	10,068	23,966	20,869
Loss from operations	(6,683)	(600)	(10,331)	(1,811)
Other income (expense):
Interest expense, net	(179)	(231)	(373)	(481)
Other income, net	5	87	—	68
Total other income (expense), net	(174)	(144)	(373)	(413)
Loss before provision for income taxes	(6,857)	(744)	(10,704)	(2,224)
Provision for income taxes	2	—	6	6
Net loss	$(6,859)	$(744)	$(10,710)	$(2,230)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.02)	$(0.23)	$(0.05)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	47,192,882	44,630,442	46,560,205	44,386,111
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Collaborative development program and services revenue	$171	$1,900	$1,108	$3,812
Licensing and royalty revenue	1,059	1,358	1,500	2,724
Total revenue	$1,230	$3,258	$2,608	$6,536
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,859)	$(744)	$(10,710)	$(2,230)
Unrealized losses on available-for-sale-securities	(18)	—	(18)	—
Other comprehensive loss	(18)	—	(18)	—
Comprehensive loss, net of income tax	$(6,877)	$(744)	$(10,728)	$(2,230)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,710)	$(2,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,164	4,546
Stock-based compensation	2,793	2,764
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Prepaid expenses and other assets	845	139
Inventory	(497)	(931)
Accounts receivable	2,398	3,341
Accounts payable	(492)	(155)
Accrued and other liabilities	(525)	(32)
Deferred revenue	1,125	651
Related party deferred revenue	558	1,966
Net cash provided by operating activities	659	10,065
Cash flows from investing activities:
Purchase of short-term investments	(28,214)	(1,001)
Redemption of short-term investments	—	1
Purchase of property and equipment	(1,958)	(6,457)
Purchased and capitalized intangible assets	(948)	(833)
Net cash used in investing activities	(31,120)	(8,290)
Cash flows from financing activities:
Proceeds from debt	—	25,000
Payment of debt	(1,000)	(26,514)
Proceeds from exercise of common stock options	1,163	1,268
Net cash provided by (used in) financing activities	163	(246)
Net (decrease) increase in cash and cash equivalents	(30,298)	1,529
Cash and cash equivalents at beginning of period	72,083	78,283
Cash and cash equivalents at end of period	$41,785	$79,812

Supplemental disclosure of cash flow information:
Cash paid for interest	$272	$442
Cash paid for income taxes, net of refunds received	$23	$—
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$324	$393

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements as of the year then ended.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s cash, cash equivalents and short-term investments consist of demand deposits, money market accounts, certificates of deposit, corporate bonds and commercial paper maintained with high quality financial institutions. The Company's accounts receivable consist of non-interest bearing balances due from credit-worthy customers.
Cash, Cash Equivalents and Short-Term Investments

The Company holds its cash and cash equivalents in checking, money market and investment accounts with high credit quality financial institutions. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of June 30, 2014, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding factors such as the length of the time and the extent to which the market value has been lower than the amortized cost, the nature of underlying assets, and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. An other-than temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities.
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $6.8 million and $6.5 million as of June 30, 2014 and December 31, 2013, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.5 million and zero as of June 30, 2014 and December 31, 2013, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company recorded inventory impairments of $0.3 million during the six months ended June 30, 2014 and no impairments during the six months ended June 30, 2013.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three and six months ended June 30, 2014 and 2013.
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
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the six months ended June 30, 2014 and 2013 was $0.8 million and $4.3 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were zero and $0.8 million as of June 30, 2014 and December 31, 2013, respectively.
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

	Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	*	13%	*	12%	*	*
Customer B	—%	22%	20%	22%	—%	13%
Customer C (1)	—%	15%	—%	16%	—%	—%
Customer D	20%	*	14%	*	11%	15%
Customer E	10%	*	*	17%	*	14%
Customer F (1)	42%	*	32%	*	63%	41%

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short- and long-term investments at fair value on a recurring basis. There have been no transfers between fair values during the six months ended June 30, 2014 and six months ended June 30, 2013. The Company does not have any financial liabilities that are measured and reported at fair value.
The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of June 30, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$31,541	$31,541	$—	$—
Corporate debt securities and commercial paper	28,196	—	28,196	—
Total assets measured at fair value	$59,737	$31,541	$28,196	$—

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$49,117	$49,117	$—	$—
Total assets measured at fair value	$49,117	$49,117	$—	$—

Cash equivalents and short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$10,244	$—	$—	$10,244
Money market funds	31,541	—	—	31,541
Corporate debt securities and commercial paper	28,214	—	(18)	28,196
Total cash, cash equivalents and short-term investments	$69,999	$—	$(18)	$69,981

As of December 31, 2013 the Company did not have any unrealized gains or losses.

3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	June 30, 2014	December 31, 2013
Lab equipment and machinery	$52,957	$49,264
Leasehold improvements	5,751	4,413
Computer equipment and software	3,722	3,563
Furniture and fixtures	195	182
Construction in progress	2,217	6,544
Total property and equipment	64,842	63,966
Less accumulated depreciation	(40,312)	(35,481)
Property and equipment, net	$24,530	$28,485

During 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made a term loan to the Company in the principal amount of $25.0 million. Under the Loan Agreement, and as of both June 30, 2014 and December 31, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	$2,550	$2,193	$4,834	$4,244

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery, which had a net book value of zero and $1.8 million as of June 30, 2014 and December 31, 2013, respectively.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	June 30, 2014	December 31, 2013
Patents issued	$5,413	$4,893
Patents pending	4,259	4,224
Trademarks	40	40
Total intangible assets	9,712	9,157
Less patent amortization	(1,632)	(1,302)
Intangible assets, net	$8,080	$7,855

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

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$164	$152	$330	$302

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rent expense	$567	$324	$1,134	$648

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of June 30, 2014:
Six months ending December 31, 2014	$854
The years ending December 31,
2015	1,757
2016	2,253
2017	2,399
2018	2,459
Thereafter	17,557
Total	$27,279

During 2014, the Company has made payments of $0.4 million related to this operating lease. The Company received free rent from December 2013 through March 2014 as part of the lease agreement.
Silicon Valley Bank Loan Agreement
During 2013, the Company entered into the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date. At the Company's option, the Company may pre-pay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% if repaid before November 30, 2014.
The following table presents payments made during 2014 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Principal	Interest	Total	Principal	Interest	Total
SVB payments	$500	$199	$699	$1,000	$272	$1,272

Litigation
On August 23, 2013, the Company received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the Company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The Company commenced a review of the employee's claim as well as a review of the Company’s policies regarding classification of employees for overtime purposes. The Company also agreed to enter mediation with the attorney who represents the employee that filed the claim with the DLSE as well as fourteen other current and former employees who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against the Company in the United States District Court for the Northern District of California (the "Court"). The claimants subsequently filed an amended lawsuit in the Court on March 11, 2014. On April 1, 2014, the Company filed with the Court the Company's answer to the amended lawsuit. Thereafter, without any admission of liability, the Company entered into settlement agreements with eleven of the fifteen claimants, including full releases of legal claims and dismissals of their claims in the lawsuit. Without any admission of liability, the Company subsequently made offers of judgment to the remaining four claimants, which have all been accepted. The Company believes it is in the final process of documenting appropriate settlement agreements with those claimants, after which time the lawsuit with all claimants will be dismissed and the matter will be concluded.

As of June 30, 2014, the Company has accrued its best estimate of the amount of probable loss associated with the matter. While the Company cannot predict the outcome of this matter, or of any legal or administrative proceedings related to this matter that have commenced or may be commenced in the future, the Company believes the matter will not have a material adverse effect on its business, operating results, financial condition or cash flows.

6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected term (in years)	5.7	6.0	5.8	6.0
Risk-free interest rate	1.9%	1.0%	1.9%	1.1%
Expected volatility	56%	60%	57%	60%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$243	$398	$548	$772
Research and development	257	289	580	684
Sales and marketing	315	277	660	557
General and administrative	490	400	1,005	751
Total stock-based compensation	$1,305	$1,364	$2,793	$2,764

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	$818	$950	$1,798	$1,968
Restricted stock awards and restricted stock units (RSUs)	487	414	995	796
Total stock-based compensation	$1,305	$1,364	$2,793	$2,764

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2014, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$6,271	2.4
RSUs	$5,825	2.0

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1,888,100	$1.48	894,800	$5.06
RSUs	1,410,450	$2.78	644,000	$9.26

The total intrinsic value of stock options exercised for the six months ended June 30, 2014 and 2013 was $0.7 million and $5.8 million, respectively.
RSUs that vested during the six months ended June 30, 2014 and 2013 had fair values of $1.5 million and $0.9 million, respectively, as of the vesting date.
Common Stock Warrants
As of June 30, 2014 and December 31, 2013, the Company had 912,368 outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 912,368 and 90,000 were exercisable as of June 30, 2014 and December 31, 2013, respectively. During the year ended December 31, 2010, the Company issued warrants to purchase 822,368 shares of common stock in connection with a collaborative development agreement with an exercise price of $6.08 per share. These warrants vested and became exercisable during the three months ended June 30, 2014, the fair value of these warrants measured on the date of vesting was not significant.

Common Stock
As of June 30, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	June 30, 2014	December 31, 2013
Number of stock options outstanding	6,901,291	6,468,743
Number of RSUs outstanding	1,909,980	850,351
Shares available for future grant	5,083,666	5,238,699
Number of warrants outstanding	912,368	912,368
Total shares reserved	14,807,305	13,470,161

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(6,859)	$(744)	$(10,710)	$(2,230)
Shares used in computing net loss per share of common stock, basic and diluted	47,192,882	44,630,442	46,560,205	44,386,111
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.02)	$(0.23)	$(0.05)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options to purchase common stock	6,901,291	7,133,921	6,901,291	7,133,921
RSUs	1,909,980	756,955	1,909,980	756,955
Common stock warrants	912,368	912,368	912,368	912,368
8. Income Taxes
Income tax expense for the six months ended June 30, 2014 was $6,000, or 0.1% on a pre-tax loss of $10.7 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of June 30, 2014 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.
9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The CDP development program between the parties ended during the three months ended March 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant shareholder of the Company. As of June 30, 2014, this shareholder was a beneficial owner of approximately 9.0% of the Company’s common stock. As of June 30, 2014 and December 31, 2013, the Company had accounts receivable in the amount of zero and $0.1 million, respectively, and had a deferred revenue balance in the amount of zero and zero, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Related party revenue	$354	$1,158	$1,257	$2,317

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 5.4% of the Company’s common stock as of June 30, 2014. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The December 2013 amendment did not extend or renew CDP services and decreased workflow support and licenses. As of June 30, 2014 and December 31, 2013, the Company had accounts receivable in the amount of $30,000 and $0.1 million, respectively, and had a deferred revenue balance in the amount of $0.9 million and $0.4 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Related party revenue	$876	$2,100	$1,351	$4,219
10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$9,054	$11,822	$23,271	$24,844
Japan	354	3,746	1,257	7,807
APAC other	389	1,040	931	1,281
Europe and Middle East	137	—	380	109
Total	$9,934	$16,608	$25,839	$34,041

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
11. Restructuring Charges
During each of February and May 2014, the Company initiated reductions in force as part of an overall plan to reduce the Company’s cost structure. The reductions in force constituted approximately 18% of the Company’s workforce in February 2014 and 10% in May 2014. As a result of the reductions in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the six months ended June 30, 2014. The following table presents severance and related expenses, payments, and accrual adjustments (in thousands) as of June 30, 2014:

	As of				As of
	December 31, 2013	Charges	Cash Payments	Adjustments	June 30, 2014
Severance and related expenses	$—	$1,423	$(1,296)	(61)	$66

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and in our Annual Report on Form 10-K (the “2013 Form 10-K”) and subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2013 Form 10-K and subsequent quarterly reports on Form10-Q. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We have pioneered a proprietary approach to accelerate research and development ("R&D"), innovation and time-to-market for the semiconductor and clean energy industries. Through paid collaborative development programs ("CDPs") with our customers, we develop proprietary technology and intellectual property ("IP") for our customers focused on advanced materials, processes, integration and device architectures. This technology enables our customers to bring optimized, volume manufacturing-ready integrated devices to market faster and with less risk than conventional approaches to R&D. We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP, primarily through royalty-bearing licenses. Through paid CDPs and our own development, we have established a portfolio of greater than 1,200 patents and patent applications. Our proprietary approach is broadly applicable to high-volume integrated device markets, which include the markets for semiconductors, flat-glass coatings and glass-based devices, solar cells, light-emitting diodes ("LEDs"), flat-panel displays, advanced batteries and other energy efficiency applications.
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $9.9 million and $25.8 million for the three and six months ended June 30, 2014 from $16.6 million and $34.0 million for the three and six months ended June 30, 2013. Our net loss increased to $6.9 million for the three months ended June 30, 2014, from a net loss of $0.7 million for the three months ended June 30, 2013 and increased to a net loss of $10.7 million during the six months ended June 30, 2014 from a net loss of $2.2 million during the six months ended June 30, 2013. Since inception, we have incurred net losses leading to an accumulated deficit of $120.8 million as of June 30, 2014.
Strategy
Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, solar cells, LEDs, displays, advanced batteries and energy-efficiency technologies. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Elpida (a wholly owned subsidiary of Micron Technology), First Solar, GLOBALFOUNDRIES, Guardian Industries, Micron Technology, SanDisk, Taiwan Semiconductor Manufacturing Company (“TSMC”), Toshiba, and the Ulyanovsk Center for Technology Transfer of the Russian Federation ("UCTT"). ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells and energy-efficiency applications in flat-glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.
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
Restructuring Expenses
After experiencing a reduced level of CDP activity, we initiated reductions in force in February 2014 and May 2014 with respect to approximately 18% and 10% of our workforce at such times, respectively. These reductions in force were part of an overall plan to reduce our cost structure and were completed during the six months ended June 30, 2014. Restructuring expenses consist of personnel-related costs.
Interest Expense, net
Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a credit facility from SVB. Interest expense after May 2013 consists primarily of interest accrued on our credit facility, which was converted in November 2013 to a three year note payable to SVB. Interest income represents interest earned on our cash, cash equivalents, and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2014 as compared to those disclosed in our 2013 Form 10-K. For further information on our critical and other significant accounting policies, see our 2013 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Collaborative development program and services revenue	$6,865	$12,799	$(5,934)	(46)%	$15,751	$23,702	$(7,951)	(34)%
Product revenue	—	—	—	—%	—	3,104	(3,104)	(100)%
Licensing and royalty revenue	3,069	3,809	(740)	(19)%	10,088	7,235	2,853	39%
Total revenue	9,934	16,608	(6,674)	(40)%	25,839	34,041	(8,202)	(24)%
Cost of revenue:	5,636	7,140	(1,504)	(21)%	12,204	14,983	(2,779)	(19)%
Gross profit	4,298	9,468	(5,170)	(55)%	13,635	19,058	(5,423)	(28)%
Operating expenses:
Research and development	6,212	5,448	764	14%	13,168	11,620	1,548	13%
Sales and marketing	1,379	1,578	(199)	(13)%	3,027	3,215	(188)	(6)%
General and administrative	3,097	3,042	55	2%	6,410	6,034	376	6%
Restructuring charges	293	—	293	100%	1,361	—	1,361	100%
Total operating expenses	10,981	10,068	913	9%	23,966	20,869	3,097	15%
Loss from operations	(6,683)	(600)	(6,083)		(10,331)	(1,811)	(8,520)
Other income (expense):
Interest expense, net	(179)	(231)	52		(373)	(481)	108
Other income, net	5	87	(82)		—	68	(68)
Total other income (expense), net	(174)	(144)	(30)		(373)	(413)	40
Loss before provision for income taxes	(6,857)	(744)	(6,113)		(10,704)	(2,224)	(8,480)
Provision for income taxes	2	—	2		6	6	—
Net loss	$(6,859)	$(744)	$(6,115)		$(10,710)	$(2,230)	$(8,480)

Revenue

Our revenue decreased by $6.7 million, or 40%, to $9.9 million during the three months ended June 30, 2014, from $16.6 million during the three months ended June 30, 2013, due to decreases in CDP and services revenue and licensing and royalty revenue primarily as a result of CDPs that ended during 2014, including our engagements with GLOBALFOUNDRIES and SanDisk and Toshiba.

Our revenue decreased by $8.2 million, or 24%, to $25.8 million during the six months ended June 30, 2014, from $34.0 million during the six months ended June 30, 2013, due to decreases in CDP and services revenue and product revenue offset by an increase in licensing and royalty revenue.

CDP and services revenue decreased by $5.9 million, or 46%, to $6.9 million during the three months ended June 30, 2014, from $12.8 million during the three months ended June 30, 2013. This decrease was primarily attributable to $6.7 million in revenue from the scheduled completion and reduction of CDP and service agreements. This was partially offset by $0.6 million in revenue derived from the expansion of existing customer engagements and $0.2 million in revenue derived from new customer engagements.

CDP and services revenue decreased by $8.0 million, or 34%, to $15.8 million during the six months ended June 30, 2014, from $23.7 million during the six months ended June 30, 2013. This decrease was primarily attributable to $11.2 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This was partially offset by $2.6 million in revenue derived from the expansion of existing customer engagements and $0.7 million in revenue derived from new customer engagements. Of the growth from new customer engagements, $0.6 million in revenue was derived from three CDPs.

There was no change to product revenue during the three months ended June 30, 2014 from the three months ended June 30, 2013, as there were no workflow sales in either period.

Product revenue decreased by $3.1 million during the six months ended June 30, 2014, as there were no workflow sales during the six months ended June 30, 2014.

Licensing and royalty revenue decreased by $0.7 million, or 19%, to $3.1 million during the three months ended June 30, 2014, from $3.8 million during the three months ended June 30, 2013. This decrease was primarily attributable to a $0.9 million decrease in scheduled minimum license fees guaranteed by customer contracts. This was partially offset by a $0.1 million increase in scheduled minimum license fees from existing customer contracts.

Licensing and royalty revenue increased by $2.9 million, or 39%, to $10.1 million during the six months ended June 30, 2014, from $7.2 million during the six months ended June 30, 2013. This increase was primarily attributable to a $4.2 million accelerated payment from a customer in connection with the suspension of CDP activities with them, and to a lesser extent a $0.2 million increase in scheduled minimum license fees from existing customer contracts. This was partially offset by a $1.1 million decrease in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three and six months ended June 30, 2014 and 2013 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$9,054	91%	$11,822	71%	$23,271	90%	$24,844	73%
Japan	354	4%	3,746	23%	1,257	5%	7,807	23%
APAC other	389	4%	1,040	6%	931	4%	1,281	4%
Europe and Middle East	137	1%	—	—%	380	1%	109	—%
Total	$9,934	100%	$16,608	100%	$25,839	100%	$34,041	100%

Cost of Revenue

Cost of revenue decreased by $1.5 million, or 21%, to $5.6 million during the three months ended June 30, 2014, from $7.1 million during the three months ended June 30, 2013. This change was a result of a $1.6 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain CDP and service agreements. This decrease is partially offset by a $0.1 million increase in licensing and royalty cost.

Cost of revenue decreased by $2.8 million, or 19%, to $12.2 million during the six months ended June 30, 2014, from $15.0 million during the six months ended June 30, 2013. This change is a result of a $1.1 million decrease in direct product costs consistent with decreased product revenue and a $1.7 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain CDP and service agreements.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 43.3% during the three months ended June 30, 2014 compared to 57.0% for the three months ended June 30, 2013. This decrease was primarily attributable to the decreases in licensing and royalty revenue, which are typically higher margin, and due to increased investments in customer CDPs.

Gross margin was 52.8% during the six months ended June 30, 2014 compared to 56.0% for the six months ended June 30, 2013. This decrease was primarily attributable to increased investments in customer CDPs.

Research and Development

R&D expenses increased by $0.8 million, or 14%, to $6.2 million during the three months ended June 30, 2014, from $5.4 million during the three months ended June 30, 2013. The change was primarily attributable to an increase of $0.9 million in facility and depreciation expense due to assets utilized for R&D development previously assigned to customer CDPs and increased rent expense and $0.3 million increase in engineering parts and other expenses associated with application development, offset by decreases in employee and professional services related costs of $0.4 million. Research and development expense included stock-based compensation of $0.3 million during the three months ended June 30, 2014 and 2013.

R&D expenses increased by $1.5 million, or 13%, to $13.2 million during the six months ended June 30, 2014, from $11.6 million during the six months ended June 30, 2013. The change was primarily attributable to an increase of $1.2 million in facility and depreciation expense due to assets utilized for R&D development previously assigned to customer CDPs and increased rent expense and $0.4 million increase in engineering parts and other expenses associated with new application development, offset by decreases in employee related costs of $0.1 million. Research and development expense included stock-based compensation of $0.6 million and $0.7 million during the six months ended June 30, 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million, or 13%, to $1.4 million during the three months ended June 30, 2014, from $1.6 million during the three months ended June 30, 2013. This decrease is primarily related to decreases in employee and professional services related costs. Sales and marketing expense included stock-based compensation of $0.3 million during the three months ended June 30, 2014 and 2013.

Sales and marketing expenses decreased by $0.2 million, or 6%, to $3.0 million during the six months ended June 30, 2014, from $3.2 million during the six months ended June 30, 2013. This decrease is primarily related to decreases in employee and professional services related costs. Sales and marketing expense included stock-based compensation of $0.7 million and $0.6 million during the six months ended June 30, 2014 and 2013, respectively.

General and Administrative

General and administrative expenses increased by $0.1 million, or 2%, to $3.1 million during the three months ended June 30, 2014, from $3.0 million during the three months ended June 30, 2013. This increase is primarily attributable to $0.1 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $0.5 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively.

General and administrative expenses increased by $0.4 million, or 6%, to $6.4 million during the six months ended June 30, 2014, from $6.0 million during the six months ended June 30, 2013. This increase is primarily attributable to $0.4 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $1.0 million and $0.8 million during the six months ended June 30, 2014 and 2013, respectively.

Restructuring Charges
Restructuring expenses were $0.3 million during the three months ended June 30, 2014, compared to zero for the three months ended June 30, 2013. In May 2014, our Board of Directors authorized a restructuring plan to reduce our workforce by 10%, pursuant to which charges of $0.3 million were incurred for severance and other personnel related costs.

Restructuring expenses were $1.4 million during the six months ended June 30, 2014, compared to none for the six months ended June 30, 2013. In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss increased by $6.1 million, to an operating loss of $6.7 million during the three months ended June 30, 2014, from an operating loss of $0.6 million during the three months ended June 30, 2013. Our operating expenses increased by $0.9 million to $11.0 million, which includes $0.3 million in restructuring related expenses, during the three months ended June 30, 2014, from $10.1 million during the three months ended June 30, 2013.

Our operating loss increased by $8.5 million, to an operating loss of $10.3 million during the six months ended June 30, 2014, from an operating loss of $1.8 million during the six months ended June 30, 2013. Our operating expenses increased by $3.1 million to $24.0 million, which includes $1.4 million in restructuring related expenses, during the six months ended June 30, 2014, from $20.9 million during the six months ended June 30, 2013.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net, remained unchanged at $0.2 million during the three months ended June 30, 2014 and 2013.

Interest expense, net, decreased by $0.1 million to $0.4 million during the six months ended June 30, 2014, from $0.5 million during the six months ended June 30, 2013 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the six months ended June 30, 2014 and interest on our note payable to Symyx during the six months ended June 30, 2013.

Other Income, net

Other income, net, for the three and six months ended June 30, 2014 and 2013 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for income taxes during the three and six months ended June 30, 2014 and 2013 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $6.1 million, to a net loss of $6.9 million during the three months ended June 30, 2014, from a net loss of $0.7 million during the three months ended June 30, 2013. The difference between operating loss and net loss during the three months ended June 30, 2014 and 2013 was primarily related to interest expense associated with the Loan Agreement with SVB and interest expense associated with our note payable to Symyx, respectively.

Our net loss increased by $8.5 million, to a net loss of $10.7 million during the six months ended June 30, 2014, from a net loss of $2.2 million during the six months ended June 30, 2013. The difference between operating loss and net loss during the six months ended June 30, 2014 and 2013 was primarily related to interest expense associated with the Loan Agreement with SVB and interest expense associated with our note payable to Symyx, respectively.

Liquidity and Capital Resources
Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of June 30, 2014 we had $70.0 million of cash, cash equivalents and short-term investments and $64.5 million of net working capital.
As of June 30, 2014, we had debt outstanding of $24.0 million related to the Loan Agreement with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid prior to November 30, 2014. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.
To date, we have incurred significant losses. During the six months ended June 30, 2014 and 2013, we incurred net losses of $10.7 million and $2.2 million, respectively. As of June 30, 2014, our accumulated deficit was $120.8 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much funding we may need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations and repay our outstanding debt when it may become due, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash and investments in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.
Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$659	$10,065
Net cash used in investing activities	$(31,120)	$(8,290)
Net cash provided by (used in) financing activities	$163	$(246)

Cash Flows from Operating Activities
We experienced positive cash flows from operating activities during the six months ended June 30, 2014 and 2013 of $0.7 million and $10.1 million, respectively.

Net cash provided by operating activities during the six months ended June 30, 2014 of $0.7 million reflects a net loss of $10.7 million, non-cash charges of $5.2 million for depreciation and amortization, and $2.8 million for stock-based compensation. Depreciation and amortization increased by $0.6 million from the year ago period due to a larger fixed asset install base. Net operating assets and liabilities cash flow increased by $3.4 million primarily due to a $2.4 million increase of collections in accounts receivable as a result of timing of payments and an increase in deferred revenue of $1.7 million due to customer payments. Operating cash flow related to accounts payable and accrued liabilities decreased by $1.0 million due to declines in purchasing activity and employee related liabilities and cash flows related to inventory decreased by $0.5 million due to procurement of components of workflow elements to be used in future builds.
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
During the six months ended June 30, 2014, cash used in investing activities was $31.1 million, primarily as a result of $28.2 million of purchased short-term investments. We also incurred $2.0 million in capital expenditures and $0.9 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. We have a term loan pursuant to the Loan Agreement with SVB with a remaining principal balance of $24 million as of June 30, 2014.
During the six months ended June 30, 2014, cash provided by financing activities of $0.2 million was primarily related to positive cash flow related to the issuance of common stock as a result of option exercises in the amount of $1.2 million, which was partially offset by cash used in financing activities of $1.0 million for scheduled principal payments on our SVB term loan.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$27,279	$854	$6,409	$4,980	$15,036
Term loan	24,000	1,000	23,000	—	—
Contractual interest payments on term loan	1,897	392	1,505	—	—
Purchase obligations(1)	308	308	—	—	—
Total	$53,484	$2,554	$30,914	$4,980	$15,036
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2014, we made regular lease payments of $0.4 million under this operating lease agreement following a period of free rent from December 2013 through March 2014 in connection with the execution of the agreement in October 2013.
During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016, and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may pre-pay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid prior to November 30, 2014. As of June 30, 2014, the remaining principal on the term loan was $24.0 million, with remaining interest payments of $1.9 million due over the term of the loan.

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of June 30, 2014, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three and six months ended June 30, 2014, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

During 2013 we entered into a Loan Agreement with SVB with a principal amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the term loan are fixed, we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of June 30, 2014, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We subsequently commenced a review of the employee's claim as well as a review of our policies regarding classification of employees for overtime purposes. On January 16, 2014, we participated in mediation with the attorney who represents the employee that filed the claim with the DLSE, as well as fourteen other current and former employees and contractors who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California (the "Court"). The claimants subsequently filed an amended lawsuit in the Court on March 11, 2014. On April 1, 2014, we filed with the Court our answer to the amended lawsuit. Between May 19, 2014 and May 22, 2014, without any admission of liability, we entered into settlement agreements with eleven of the fifteen claimants, including full releases of legal claims and dismissals of their claims in the lawsuit. Without any admission of liability, we subsequently made offers of judgment to the remaining four claimants, which have all been accepted. We are in the final process of documenting appropriate settlement agreements with those claimants, after which time the lawsuit with these fifteen claimants will all have been dismissed and the matter will be concluded. We believe the amount of actual loss for the settled claims and probable loss for the claims remaining subject to final settlement agreement have not had and will not have a material adverse effect on our business, operating results, financial condition or cash flows.
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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 10, 2014 ("2013 Form 10-K") and our Quarterly Report on Form 10-Q for the first quarter of 2014. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10-Q for the first quarter of 2014.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 39% of total revenue in the six months ended June 30, 2014 and 22%, 24%, and 27% in fiscal years 2013, 2012 and 2011, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $10.7 million in the six months ended June 30, 2014, and $8.8 million, $0.8 million, and $30.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficit as of June 30, 2014 was $120.8 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

Our ability to achieve and maintain profitability will depend, in large part, on our success in addressing the following four challenges, as well as the other risk factors in this Item 1A:

•	We may be unable to achieve broad customer acceptance of our HPC platform and approach as an alternative to conventional research and development activities.

Historically, semiconductor companies have conducted R&D activities internally using conventional research methods, and they have vigorously protected the confidentiality of their R&D activities. In order for us to increase revenue, we must convince these companies that our technology and capabilities justify collaborating with us on their basic R&D programs. A significant cultural transition is required for a customer's internal R&D team to embrace us as a collaborative partner. This contributes to the long sales cycles we experience, and may require us to make significant investments in the expansion of our sales and marketing efforts. We must also convince potential customers in the clean energy industry that our HPC platform and approach are useful tools in an emerging industry. We may not achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. Failure to achieve the necessary customer acceptance to extend or add current or new customer relationships would adversely affect our revenue and profitability.

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

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 66% of revenue in the six months ended June 30, 2014, and our four largest customers accounted for 55% of our revenue in the fiscal year ended December 31, 2013. Our three largest customers during 2012 and 2011 (all of which are in the semiconductor industry), accounted for 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 32%, 17%, 28%, and 29% of our revenue in each of these periods, respectively, and as of June 30, 2014 our largest customer accounted for 63% of our account receivables. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we have experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations in the most recent fiscal quarter. Similarly, Toshiba and SanDisk did not renew or extend the term of our CDP with them. As of March 15, 2014, Toshiba and SanDisk no longer pay us f ees for development services. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

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

Industry consolidation (including but not limited to consolidation of semiconductor manufacturing towards foundries and large-scale manufacturers, and the subsequent concentration of research and innovation in manufacturing process development) has increased in recent years, and we may continue to see consolidation in the future. This will likely result in a smaller number of companies, but more large companies with greater financial resources - companies that may be less likely to become our customers than smaller companies with more limited R&D resources. Furthermore, if any of our existing customers are acquired, the acquiror may not continue to engage in a CDP with us or may choose to focus its product development and commercialization on technologies not covered by our CDP.

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

If we are unable to scale our development services to accommodate new CDPs, including as a result of our reductions in force, our growth prospects would be limited and our business, financial condition and results could be adversely affected.

Our customers require a significant amount of individualized attention and many of our customers also require lab space at our facilities for CDPs. We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet these types of demands for our customers. In addition, because of the significant confidentiality concerns associated with the projects and products we work on and the restrictions on resource and information sharing we have implemented in response, we are not able to fully capitalize upon economies of scale. If the demand for our services and products exceeds our capacity to meet such demand, including as a result of our recent reductions in force, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our future growth may be hindered and our business and operating results could be adversely affected.

We may be unable to make the substantial R&D investments required to remain competitive in our business.

The semiconductor and clean energy industries require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to continue to increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We are continually working to develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within semiconductors, flat glass, solar cells, LEDs, flat-panel displays, advanced batteries and other energy-efficiency technologies. This is an extremely complex and costly process. We expect R&D expenses to continue to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base, and any associated increase in upfront R&D costs. If we are unable to build new systems, or configure, modify, expand or customize our existing systems for these fields and develop our expertise to support these fields, our business growth might be limited, and our business and results of operations could be materially and adversely affected.

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

Our future growth may present challenges to our management and administrative systems and resources, which could adversely affect our business, financial condition and results of operations.*

In order to successfully expand our business we will need to grow in all operational areas and to successfully integrate new employees. In particular, we expect growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future. For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. Subsequently, we were informed of similar claims by fourteen other current and former employees and contractors. We have entered into settlement agreements with eleven of the fifteen claimants and we believe the matter will be resolved in the near future upon entering into final settlement agreements with the remaining four claimants, which have each accepted our offers of judgment. Further information about these claims and potential resolution of this matter is set forth in Part II - Other Information, Item 1: "Legal Proceedings" of this Form 10-Q. The addition of new employees may also increase the likelihood of employment and labor claims against us.

To effectively manage our operations and any future growth, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees. If we are unable to implement these enhancements efficiently, effectively and quickly, we will not be able to successfully grow our business in the future. Our future operating results will also depend on our management's ability to:

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

On November 29, 2013, we elected to convert the entire $25.0 million of outstanding advances under the Loan Agreement into a term loan, as provided by the Loan Agreement. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan is scheduled to mature on November 30, 2016, at which time we would be obliged to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid before November 30, 2014. During the six months ended June 30, 2014, we paid SVB $1.3 million of interest and principal under the Loan Agreement.

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

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions, which includes transactions with both ATMI and SanDisk, disclosed in our financial statements accounted for $2.6 million (10.1%) of our revenue in the six months ended June 30, 2014, and $12.8 million (19.0%), $21.1 million (31.6%) and $21.0 million (39.0%) of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

Our inability to effectively manage our inventory could adversely affect our revenue and profitability.*

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

Rapid changes in our customer base as well as entry into new markets may cause substantial revisions in the methodologies used to value our inventory, and therefore increase the amounts related to our obsolete or reserved inventory. We have had write-offs related to obsolete inventory and may continue to have such write-offs in the future.

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

We are also subject to general geopolitical risks in connection with international operations, such as political, social, and economic instability, terrorism, interference with information or communication of networks or systems, potential hostilities, changes in diplomatic and trade relationships, and disease outbreaks, and any disruptive effect these events would have on our business operations. For example, an imposition of economic sanctions by the U.S. government against the Russian Federation may have an adverse impact on our ability to do further business with one of our current customers,  Ulyanovsk Center for Technology Transfer of the Russian Federation. Although to date we have not experienced any material adverse effect on our operations as a result of these types of factors, we cannot assure investors that these factors will not have a material adverse effect on our business, financial condition, and operating results or require us to modify our current business practices. Inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to employees, currency controls, foreign exchange, protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law may also have unexpected, adverse impacts on our operations and financial condition.

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

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of June 30, 2014, we owned or had exclusive licenses to 1,261 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed internally and under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2013 Form 10-K.

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

In most instances, with respect to patents obtained for technology developed in collaboration with our customers, we grant our customers a specific field-of-use license under these patents thus reserving for us the right to grant licenses to third parties outside such field-of-use. We may not be able to grant such third party licenses outside the field-of-use, which would not allow us to realize additional revenue from licensing such patents.

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 80.5% of our common stock outstanding as of June 30, 2014. Entities affiliated with Raging Capital Management LLC, entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 19.1%, 15.9%, 9.4% and 9.0%, respectively, of our common stock outstanding as of June 30, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of June 30, 2014, we had 47,787,338 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of June 30, 2014, the holders of 16,081,084 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 13.9 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions and the lock-up restrictions described above.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.

ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011. (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate.	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	07/29/11	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010.	S-1/A	10/26/11	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	07/29/11	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

INTERMOLECULAR, INC.
(Registrant)
Date: August 1, 2014	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer