Form 10-Q/A
period 2014-03-31
INTERMOLECULAR INC
filed 2014-10-03
CIK 1311241

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

INTERMOLECULAR, INC.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2014
TABLE OF CONTENTS

		Page
Explanatory Note		1
PART II - OTHER INFORMATION
Item 6.	Exhibits	2
	Signatures	3

Explanatory Note
We originally filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) on May 6, 2014. We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A” and together with the Original Filing, the “Form 10-Q”) solely to re-file Exhibit 10.36 to the Original Filing (Amendment No. 3 to the Research Agreements between Guardian Industries Corp. and Intermolecular, Inc., dated January 31, 2014 (the "Agreement")) in response to certain comments we received from the SEC in connection with our confidential treatment request that we made for certain portions of the Agreement. As a result of the filing of this Form 10-Q/A, we are also filing as exhibits to this Form 10-Q/A currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PART II - OTHER INFORMATION
ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011. (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate.	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	07/29/11	4.2
4.3	Form of warrant to purchase shares of common stock issued to Toshiba Corporation and SanDisk Corporation dated March 15, 2010.	S-1/A	10/26/11	4.3
4.4	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	07/29/11	10.1
10.35†	Amendment No. 3 to the Collaborative Development Program Agreement between GLOBALFOUNDRIES, Inc., and Intermolecular, Inc., dated February 3, 2014.				(2)
10.36†	Amendment No. 3 to the Research Agreements between Guardian Industries Corp. and Intermolecular, Inc., dated January 31, 2014.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				(2)
101.INS*	XBRL Instance Document				(2)
101.SCH*	XBRL Taxonomy Extension Schema Document				(2)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				(2)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				(2)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				(2)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				(2)

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

(2)	Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the SEC on May 6, 2014.
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

INTERMOLECULAR, INC.
(Registrant)
Date: October 3, 2014	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer