Form 10-Q
period 2014-09-30
INTERMOLECULAR INC
filed 2014-10-31
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding as of October 27, 2014
Common stock, $0.001 par value	47,593,025

INTERMOLECULAR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,050	$72,083
Short-term investments	44,076	—
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2014 and December 31, 2013	6,014	6,791
Accounts receivable, due from related parties	238	231
Inventory, current portion	72	—
Prepaid expenses and other current assets	1,505	2,247
Total current assets	73,955	81,352
Inventory	7,387	6,510
Property and equipment, net	21,745	28,485
Intangible assets, net	8,080	7,855
Other assets	270	280
Total assets	$111,437	$124,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221	$2,157
Accrued liabilities	2,437	3,672
Accrued compensation and employee benefits	2,748	3,655
Deferred revenue	2,188	2,087
Related party deferred revenue	815	385
Note payable	2,000	2,000
Total current liabilities	10,409	13,956
Deferred revenue, net of current portion	1,895	830
Deferred rent, net of current portion	2,676	1,844
Note payable, net of current portion	21,500	23,000
Other long-term liabilities	104	—
Total liabilities	36,584	39,630
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 47,808,338 and 46,486,372 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	200,632	194,930
Accumulated other comprehensive loss	(30)	—
Accumulated deficit	(125,797)	(110,124)
Total stockholders’ equity	74,853	84,852
Total liabilities and stockholders’ equity	$111,437	$124,482

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Collaborative development program and services revenue	$7,699	$11,156	$23,450	$34,858
Product revenue	—	2,748	—	5,852
Licensing and royalty revenue	3,156	3,844	13,244	11,079
Total revenue	10,855	17,748	36,694	51,789
Cost of revenue:
Cost of collaborative development program and services revenue	6,090	7,545	18,044	21,283
Cost of product revenue	—	1,452	—	2,585
Cost of licensing and royalty revenue	77	67	327	179
Total cost of revenue	6,167	9,064	18,371	24,047
Gross profit	4,688	8,684	18,323	27,742
Operating expenses:
Research and development	5,023	6,107	18,191	17,727
Sales and marketing	1,321	1,544	4,348	4,759
General and administrative	3,134	3,008	9,544	9,042
Restructuring charges	—	—	1,361	—
Total operating expenses	9,478	10,659	33,444	31,528
Loss from operations	(4,790)	(1,975)	(15,121)	(3,786)
Other income (expense):
Interest expense, net	(159)	(168)	(532)	(649)
Other (expense) income, net	(13)	(2)	(13)	66
Total other income (expense), net	(172)	(170)	(545)	(583)
Loss before provision for income taxes	(4,962)	(2,145)	(15,666)	(4,369)
Provision for income taxes	1	26	7	32
Net loss	$(4,963)	$(2,171)	$(15,673)	$(4,401)
Net loss per share of common stock, basic and diluted	$(0.11)	$(0.05)	$(0.34)	$(0.10)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	46,842,055	45,191,514	46,655,187	44,657,529
Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Collaborative development program and services revenue	$3	$1,792	$1,111	$5,604
Licensing and royalty revenue	1,147	1,358	2,647	4,082
Total revenue	$1,150	$3,150	$3,758	$9,686
Cost of Revenue:
Cost of collaborative development program and services revenue	$—	$1	$—	$1
Total cost of revenue	$—	$1	$—	$1
See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(4,963)	$(2,171)	$(15,673)	$(4,401)
Unrealized losses on available-for-sale-securities	(12)	—	(30)	—
Other comprehensive loss	(12)	—	(30)	—
Comprehensive loss, net of income tax	$(4,975)	$(2,171)	$(15,703)	$(4,401)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,673)	$(4,401)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	8,149	6,951
Stock-based compensation	4,529	4,088
Loss on disposal of property and equipment	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	656	244
Inventory	50	(1,694)
Accounts receivable	770	(2,052)
Accounts payable	(1,231)	2,057
Accrued and other liabilities	(440)	1,199
Deferred revenue	1,166	(855)
Related party deferred revenue	430	433
Net cash (used in) provided by operating activities	(1,594)	5,979
Cash flows from investing activities:
Purchase of short-term investments	(45,171)	(1,001)
Redemption of short-term investments	785	751
Purchase of property and equipment	(2,568)	(9,054)
Purchased and capitalized intangible assets	(1,160)	(1,113)
Net cash used in investing activities	(48,114)	(10,417)
Cash flows from financing activities:
Proceeds from debt	—	25,000
Payment of debt	(1,500)	(26,514)
Proceeds from exercise of common stock options	1,175	1,935
Net cash (used in) provided by financing activities	(325)	421
Net decrease in cash and cash equivalents	(50,033)	(4,017)
Cash and cash equivalents at beginning of period	72,083	78,283
Cash and cash equivalents at end of period	$22,050	$74,266

Supplemental disclosure of cash flow information:
Cash paid for interest	$471	$618
Cash paid for income taxes, net of refunds received	$33	$8
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$999	$393

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements as of the year then ended.
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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of September 30, 2014, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $6.8 million and $6.5 million as of September 30, 2014 and December 31, 2013, respectively, and work-in-process for products that are not expected to be sold during the next twelve months in the amount of $0.6 million and zero as of September 30, 2014 and December 31, 2013, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company recorded inventory impairments of $0.6 million during the nine months ended September 30, 2014 and $16,000 of impairments during the nine months ended September 30, 2013.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three and nine months ended September 30, 2014 and 2013.
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
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the nine months ended September 30, 2014 and 2013 was $0.8 million and $5.6 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were zero and $0.8 million as of September 30, 2014 and December 31, 2013, respectively.
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

	Revenue				Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	*	12%	*	12%	*	*
Customer B	—%	11%	14%	18%	—%	13%
Customer C (1)	—%	*	—%	12%	—%	—%
Customer D	22%	*	16%	*	26%	15%
Customer E	*	*	*	14%	*	14%
Customer F (1)	38%	18%	34%	*	47%	41%
Customer G	—%	*	*	*	—%	*
Customer H	*	15%	*	*	—%	—%

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
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short- and long-term investments at fair value on a recurring basis. There have been no transfers between fair values during the nine months ended September 30, 2014 and the nine months ended September 30, 2013. The Company does not have any financial liabilities that are measured and reported at fair value.
The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of September 30, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$228	$228	$—	$—
Corporate debt securities and commercial paper	44,076	—	44,076	—
Total assets measured at fair value	$44,304	$228	$44,076	$—

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$49,117	$49,117	$—	$—
Total assets measured at fair value	$49,117	$49,117	$—	$—

Cash equivalents and short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2014 (in thousands):

	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$21,822	$—	$—	$21,822
Money market funds	228	—	—	228
Corporate debt securities and commercial paper	44,106	—	(30)	44,076
Total cash, cash equivalents and short-term investments	$66,156	$—	$(30)	$66,126

As of December 31, 2013 the Company did not have any unrealized gains or losses.

3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
Lab equipment and machinery	$53,392	$49,264
Leasehold improvements	5,899	4,413
Computer equipment and software	3,743	3,563
Furniture and fixtures	195	182
Construction in progress	1,262	6,544
Total property and equipment	64,491	63,966
Less accumulated depreciation	(42,746)	(35,481)
Property and equipment, net	$21,745	$28,485

During 2013, the Company entered into a loan and security agreement ("Loan Agreement") with Silicon Valley Bank ("SVB") pursuant to which SVB made a term loan to the Company in the principal amount of $25.0 million. Under the Loan Agreement, and as of both September 30, 2014 and December 31, 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.
The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$2,434	$2,249	$7,268	$6,493

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery, which had a net book value of zero and $1.8 million as of September 30, 2014 and December 31, 2013, respectively.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
Patents issued	$5,932	$4,893
Patents pending	3,915	4,224
Trademarks	40	40
Total intangible assets	9,887	9,157
Less patent amortization	(1,807)	(1,302)
Intangible assets, net	$8,080	$7,855

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

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$175	$156	$505	$458

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.
The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rent expense	$567	$324	$1,701	$972

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of September 30, 2014:
Three months ending December 31, 2014	$427
The years ending December 31,
2015	1,757
2016	2,253
2017	2,399
2018	2,459
Thereafter	17,557
Total	$26,852

During 2014, the Company has made payments of $0.9 million related to this operating lease. The Company received free rent from December 2013 through March 2014 as part of the lease agreement.
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
The following table presents payments made during 2014 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Principal	Interest	Total	Principal	Interest	Total
SVB payments	$500	$197	$697	$1,500	$469	$1,969

Litigation
On August 23, 2013, the Company received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the Company’s research and development group claiming that the employee was owed back pay due to an incorrect classification as an exempt employee for overtime purposes. The Company commenced a review of the employee's claim as well as a review of the Company’s policies regarding classification of employees for overtime purposes. The Company also agreed to enter mediation with the attorney who represented the employee that filed the claim with the DLSE as well as fourteen other current and former employees who were similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against the Company in the United States District Court for the Northern District of California. As of September 30, 2014, the Company, without any admission of liability, had settled this matter with all claimants, including dismissal of the lawsuit, which required the Company to make cash payments in the amount of $1.0 million in the aggregate.
6. Stockholders’ Equity
Stock-Based Compensation
The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (in years)	6.1	6.0	5.8	6.0
Risk-free interest rate	1.9%	1.7%	1.9%	1.2%
Expected volatility	57%	59%	57%	60%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$407	$379	$955	$1,151
Research and development	296	285	876	969
Sales and marketing	412	302	1,072	859
General and administrative	621	358	1,626	1,109
Total stock-based compensation	$1,736	$1,324	$4,529	$4,088

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	$874	$943	$2,672	$2,911
Restricted stock awards and restricted stock units (RSUs)	862	381	1,857	1,177
Total stock-based compensation	$1,736	$1,324	$4,529	$4,088

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2014, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$5,368	2.2
RSUs	$4,725	1.7

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1,922,600	$1.47	1,132,970	$4.72
RSUs	1,410,450	$2.78	699,000	$8.97

The total intrinsic value of stock options exercised for the nine months ended September 30, 2014 and 2013 was $0.7 million and $10.1 million, respectively.
RSUs that vested during the nine months ended September 30, 2014 and 2013 had fair values of $1.7 million and $0.5 million, respectively, as of the vesting date.
Common Stock Warrants
As of September 30, 2014 and December 31, 2013, the Company had 90,000 and 912,368, respectively, outstanding warrants to purchase shares of common stock. Of these outstanding warrants, 90,000 were exercisable as of September 30, 2014 and December 31, 2013, respectively. During the year ended December 31, 2010, the Company issued warrants to purchase 822,368 shares of common stock in connection with a collaborative development agreement with an exercise price of $6.08 per share, each of which expired without exercise during the three months ended September 30, 2014.
Common Stock
As of September 30, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	September 30, 2014	December 31, 2013
Number of stock options outstanding	6,699,670	6,468,743
Number of RSUs outstanding	1,830,805	850,351
Shares available for future grant	5,347,789	5,238,699
Number of warrants outstanding	90,000	912,368
Total shares reserved	13,968,264	13,470,161

7. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(4,963)	$(2,171)	$(15,673)	$(4,401)
Shares used in computing net loss per share of common stock, basic and diluted	46,842,055	45,191,514	46,655,187	44,657,529
Net loss per share of common stock, basic and diluted	$(0.11)	$(0.05)	$(0.34)	$(0.10)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options to purchase common stock	6,699,670	6,451,590	6,699,670	6,451,590
RSUs	1,830,805	778,924	1,830,805	778,924
Common stock warrants	90,000	912,368	90,000	912,368
8. Income Taxes
Income tax expense for the nine months ended September 30, 2014 was $7,000, or 0.0% on a pre-tax loss of $15.7 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of September 30, 2014 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.
9. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. Depending on the output of the research and development, the primary rightholder will be the Company or the other party. However, if the other party is not the primary rightholder, it will be able to license the developed technology from the Company. The CDP development program between the parties ended during the three months ended March 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant shareholder of the Company. As of September 30, 2014, this shareholder was a beneficial owner of approximately 9.0% of the Company’s common stock. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable in the amount of zero and $0.1 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Related party revenue	$313	$1,030	$1,570	$3,347
In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 5.4% of the Company’s common stock as of September 30, 2014. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The December 2013 amendment did not extend or renew CDP services and decreased workflow support and licenses. As of September 30, 2014 and December 31,

2013, the Company had accounts receivable in the amount of $0.2 million and $0.1 million, respectively, and had a deferred revenue balance in the amount of $0.8 million and $0.4 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Related party revenue	$837	$2,120	$2,188	$6,339
Related cost of revenue	$—	$1	$—	$1
10. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$9,626	$10,172	$32,897	$35,016
Japan	685	3,694	1,942	11,501
APAC other	407	1,071	1,338	2,352
Europe and Middle East	137	2,811	517	2,920
Total	$10,855	$17,748	$36,694	$51,789

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
11. Restructuring Charges
During each of February and May 2014, the Company initiated reductions in force as part of an overall plan to reduce the Company’s cost structure. The reductions in force constituted approximately 18% of the Company’s workforce in February 2014 and 10% in May 2014. As a result of the reductions in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the nine months ended September 30, 2014. The following table presents severance and related expenses, payments and accrual adjustments (in thousands) as of September 30, 2014:

	As of				As of
	December 31, 2013	Charges	Cash Payments	Adjustments	September 30, 2014
Severance and related expenses	$—	$1,423	$(1,355)	(61)	$7

12. Subsequent Events
During October 2014, the Company entered into separation agreements with its former Chief Executive Officer and General Counsel and will make cash payments in the amount of $0.5 million in connection with those agreements during the three months ending December 31, 2014. In addition, the former Chief Executive Officer received accelerated vesting of equity awards that would have vested in the six months following the separation date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $10.9 million and $36.7 million for the three and nine months ended September 30, 2014 from $17.7 million and $51.8 million for the three and nine months ended September 30, 2013. Our net loss increased to $5.0 million for the three months ended September 30, 2014, from a net loss of $2.2 million for the three months ended September 30, 2013 and increased to a net loss of $15.7 million during the nine months ended September 30, 2014 from a net loss of $4.4 million during the nine months ended September 30, 2013. Since inception, we have incurred net losses leading to an accumulated deficit of $125.8 million as of September 30, 2014.

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

•
CDP and services revenue.  CDP revenue may include payments for full time equivalent employees, milestone payments, subscription payments for dedicated and shared workflow tools used in the CDP and reimbursed payments for consumables and outside services from third parties. Individual CDPs typically range from one to three years. Services revenue outside of CDPs is substantially comprised of support and maintenance fees and extended warranty agreements. CDP and services revenue is recognized in a manner consistent with activities performed. During the year ending December 31, 2014, as a result of certain CDPs being completed in 2014, we expect a decrease in CDP and services revenue. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect CDP and services revenue to continue to fluctuate.

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

•
Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. Over the long term, we expect licensing and royalty revenue to be an increasing and significant component of our revenue. During the three months ended March 31, 2014, we experienced an increase in licensing and royalty revenue attributable to an accelerated payment from a customer in connection with an amended CDP agreement. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the costs maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company. In addition to these expenses, we expect that our general and administrative expenses will continue to increase for the foreseeable future. In October 2014, we entered into separation agreements with our former Chief Executive Officer and General Counsel and expect to recognize increased compensation expense in connection with those agreements during the three months ending December 31, 2014.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2014 as compared to those disclosed in our 2013 Form 10-K. For further information on our critical and other significant accounting policies, see our 2013 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Collaborative development program and services revenue	$7,699	$11,156	$(3,457)	(31)%	$23,450	$34,858	$(11,408)	(33)%
Product revenue	—	2,748	(2,748)	(100)%	—	5,852	(5,852)	(100)%
Licensing and royalty revenue	3,156	3,844	(688)	(18)%	13,244	11,079	2,165	20%
Total revenue	10,855	17,748	(6,893)	(39)%	36,694	51,789	(15,095)	(29)%
Cost of revenue:	6,167	9,064	(2,897)	(32)%	18,371	24,047	(5,676)	(24)%
Gross profit	4,688	8,684	(3,996)	(46)%	18,323	27,742	(9,419)	(34)%
Operating expenses:
Research and development	5,023	6,107	(1,084)	(18)%	18,191	17,727	464	3%
Sales and marketing	1,321	1,544	(223)	(14)%	4,348	4,759	(411)	(9)%
General and administrative	3,134	3,008	126	4%	9,544	9,042	502	6%
Restructuring charges	—	—	—	—%	1,361	—	1,361	100%
Total operating expenses	9,478	10,659	(1,181)	(11)%	33,444	31,528	1,916	6%
Loss from operations	(4,790)	(1,975)	(2,815)		(15,121)	(3,786)	(11,335)
Other income (expense):
Interest expense, net	(159)	(168)	9		(532)	(649)	117
Other (expense) income, net	(13)	(2)	(11)		(13)	66	(79)
Total other income (expense), net	(172)	(170)	(2)		(545)	(583)	38
Loss before provision for income taxes	(4,962)	(2,145)	(2,817)		(15,666)	(4,369)	(11,297)
Provision for income taxes	1	26	(25)		7	32	(25)
Net loss	$(4,963)	$(2,171)	$(2,792)		$(15,673)	$(4,401)	$(11,272)

Revenue

Our revenue decreased by $6.9 million, or 39%, to $10.9 million during the three months ended September 30, 2014, from $17.7 million during the three months ended September 30, 2013, due to decreases in CDP and services revenue and licensing and royalty revenue primarily as a result of CDPs that ended during 2014, including our engagements with GLOBALFOUNDRIES and SanDisk and Toshiba.

Our revenue decreased by $15.1 million, or 29%, to $36.7 million during the nine months ended September 30, 2014, from $51.8 million during the nine months ended September 30, 2013, due to decreases in CDP and services revenue and product revenue offset by an increase in licensing and royalty revenue.

CDP and services revenue decreased by $3.5 million, or 31%, to $7.7 million during the three months ended September 30, 2014, from $11.2 million during the three months ended September 30, 2013. This decrease was primarily attributable to $5.2 million in revenue from the scheduled completion and reduction of CDP and service agreements. This was partially offset by $1.0 million in revenue derived from the expansion of existing customer engagements and $0.7 million in revenue derived from new customer engagements.

CDP and services revenue decreased by $11.4 million, or 33%, to $23.5 million during the nine months ended September 30, 2014, from $34.9 million during the nine months ended September 30, 2013. This decrease was primarily attributable to the reduction of $16.4 million in revenue attributable to the scheduled completion and reduction of CDP and service agreements. This was partially offset by $3.8 million in revenue derived from the expansion of existing customer engagements and $1.2 million in revenue derived from new customer engagements. Of the growth from new customer engagements, $1.1 million in revenue was derived from three customer engagements.

Product revenue decreased by $2.7 million during the three months ended September 30, 2014 and decreased by $5.9 million during the nine months ended September 30, 2014, as there were no workflow sales during the three and nine months ended September 30, 2014.

Licensing and royalty revenue decreased by $0.7 million, or 18%, to $3.2 million during the three months ended September 30, 2014, from $3.8 million during the three months ended September 30, 2013. This decrease was primarily attributable to a decrease in scheduled minimum license fees guaranteed by customer contracts.

Licensing and royalty revenue increased by $2.2 million, or 20%, to $13.2 million during the nine months ended September 30, 2014, from $11.1 million during the nine months ended September 30, 2013. This increase was primarily attributable to a $4.2 million accelerated payment from a customer in connection with the suspension of CDP activities with them and this was partially offset by decreases in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three and nine months ended September 30, 2014 and 2013 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$9,626	89%	$10,172	57%	$32,897	90%	$35,016	67%
Japan	685	6%	3,694	21%	1,942	5%	11,501	22%
APAC other	407	4%	1,071	6%	1,338	4%	2,352	5%
Europe and Middle East	137	1%	2,811	16%	517	1%	2,920	6%
Total	$10,855	100%	$17,748	100%	$36,694	100%	$51,789	100%

Cost of Revenue

Cost of revenue decreased by $2.9 million, or 32%, to $6.2 million during the three months ended September 30, 2014, from $9.1 million during the three months ended September 30, 2013. This change was a result of a $1.7 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain CDP and service agreements and $1.4 million decrease in direct product costs consistent with decreased product revenue. The decrease in cost of revenue is partially offset by a $0.2 million increase in provisions for obsolete inventory.

Cost of revenue decreased by $5.7 million, or 24%, to $18.4 million during the nine months ended September 30, 2014, from $24.0 million during the nine months ended September 30, 2013. This change is a result of a $3.9 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain CDP and service agreements and a $2.5 million decrease in direct product costs consistent with decreased product revenue. The decrease in cost of revenue is partially offset by a $0.6 million increase in provisions for obsolete inventory and $0.1 million in allocated rent expense.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 43.2% during the three months ended September 30, 2014 compared to 48.9% for the three months ended September 30, 2013. This decrease was primarily attributable to increased investments in customer CDPs and to a lesser extent decreases in licensing and royalty revenue, which are typically higher margin.

Gross margin was 49.9% during the nine months ended September 30, 2014 compared to 53.6% for the nine months ended September 30, 2013. This decrease was primarily attributable to increased investments in customer CDPs.

Research and Development

R&D expenses decreased by $1.1 million, or 18%, to $5.0 million during the three months ended September 30, 2014, from $6.1 million during the three months ended September 30, 2013. The change was primarily attributable to a decrease of $1.9 million in employee and professional services related costs, offset by a $0.3 million increase in rent expense and $0.5 million increase in facility and depreciation expense due to assets utilized for R&D development previously assigned to customer CDPs. Research and development expense included stock-based compensation of $0.3 million during the three months ended September 30, 2014 and 2013.

R&D expenses increased by $0.5 million, or 3%, to $18.2 million during the nine months ended September 30, 2014, from $17.7 million during the nine months ended September 30, 2013. The change was primarily attributable to an increase of $1.8 million in depreciation expense due to assets utilized for R&D development previously assigned to customer CDPs and increased costs for internal development, and to a lesser extent, increased rent expense of $0.6 million. These increased expenses were partially offset by decreases in employee and professional services related costs of $1.9 million. Research and development expense included stock-based compensation of $0.9 million and $1.0 million during the nine months ended September 30, 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $0.2 million, or 14%, to $1.3 million during the three months ended September 30, 2014, from $1.5 million during the three months ended September 30, 2013. This decrease is primarily related to decreases in employee and professional services related costs. Sales and marketing expense included stock-based compensation of $0.4 million and $0.3 million during the three months ended September 30, 2014 and 2013, respectively.

Sales and marketing expenses decreased by $0.4 million, or 9%, to $4.3 million during the nine months ended September 30, 2014, from $4.8 million during the nine months ended September 30, 2013. This decrease is primarily related to decreases in employee and professional services related costs. Sales and marketing expense included stock-based compensation of $1.1 million and $0.9 million during the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative

General and administrative expenses increased by $0.1 million, or 4%, to $3.1 million during the three months ended September 30, 2014, from $3.0 million during the three months ended September 30, 2013. This increase is primarily attributable to rent expense. General and administrative expense included stock-based compensation of $0.6 million and $0.4 million during the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses increased by $0.5 million, or 6%, to $9.5 million during the nine months ended September 30, 2014, from $9.0 million during the nine months ended September 30, 2013. This increase is primarily attributable to personnel costs related to increased wages, stock-based compensation and other related benefits. General and administrative expense included stock-based compensation of $1.6 million and $1.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Restructuring Charges

Restructuring expenses were zero during the three months ended September 30, 2014 and 2013.

Restructuring expenses were $1.4 million during the nine months ended September 30, 2014, compared to zero for the nine months ended September 30, 2013. In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss increased by $2.8 million, to an operating loss of $4.8 million during the three months ended September 30, 2014, from an operating loss of $2.0 million during the three months ended September 30, 2013. Our operating expenses decreased by $1.2 million to $9.5 million during the three months ended September 30, 2014, from $10.7 million during the three months ended September 30, 2013.

Our operating loss increased by $11.3 million, to an operating loss of $15.1 million during the nine months ended September 30, 2014, from an operating loss of $3.8 million during the nine months ended September 30, 2013. Our operating expenses increased by $1.9 million to $33.4 million, which includes $1.4 million in restructuring related expenses, during the nine months ended September 30, 2014, from $31.5 million during the nine months ended September 30, 2013.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (“SVB”) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net, remained unchanged at $0.2 million during the three months ended September 30, 2014 and 2013.

Interest expense, net, decreased by $0.1 million to $0.5 million during the nine months ended September 30, 2014, from $0.6 million during the nine months ended September 30, 2013 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the nine months ended September 30, 2014 and interest on our note payable to Symyx and credit facility with SVB during the nine months ended September 30, 2013.

Other (Expense) Income, net

Other (expense) income, net, for the three and nine months ended September 30, 2014 and 2013 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for income taxes during the three and nine months ended September 30, 2014 and 2013 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $2.8 million, to a net loss of $5.0 million during the three months ended September 30, 2014, from a net loss of $2.2 million during the three months ended September 30, 2013. The difference between operating loss and net loss during the three months ended September 30, 2014 and 2013 was primarily related to interest expense associated with the Loan Agreement with SVB.

Our net loss increased by $11.3 million, to a net loss of $15.7 million during the nine months ended September 30, 2014, from a net loss of $4.4 million during the nine months ended September 30, 2013. The difference between operating loss and net loss during the nine months ended September 30, 2014 and 2013 was primarily related to interest expense associated with the Loan Agreement with SVB and interest expense associated with our note payable to Symyx.
Liquidity and Capital Resources
Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of September 30, 2014 we had $66.1 million of cash, cash equivalents and short-term investments and $63.5 million of net working capital.
As of September 30, 2014, we had debt outstanding of $23.5 million related to the Loan Agreement with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid prior to November 30, 2014. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.
To date, we have incurred significant losses. During the nine months ended September 30, 2014 and 2013, we incurred net losses of $15.7 million and $4.4 million, respectively. As of September 30, 2014, our accumulated deficit was $125.8 million.
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
Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(1,594)	$5,979
Net cash used in investing activities	$(48,114)	$(10,417)
Net cash (used in) provided by financing activities	$(325)	$421

Cash Flows from Operating Activities
We experienced negative cash flows from operating activities during the nine months ended September 30, 2014 in the amount of $1.6 million as compared to positive cash flows for the same period ending 2013 in the amount of $6.0 million.
Net cash used in operating activities during the nine months ended September 30, 2014 of $1.6 million was primarily attributable to our net loss of $15.7 million, non-cash charges of $8.1 million for depreciation, amortization, and accretion and $4.5 million for stock-based compensation. Depreciation, amortization and accretion increased by $1.2 million due to a larger fixed asset install base. The net increase in cash flow from operating assets and liabilities of $1.4 million was primarily a result of a $0.8 million increase in collections from accounts receivable and a net increase in deferred revenue of $1.6 million due to advance customer payments. Operating cash flow related to accounts payable and accrued liabilities decreased by $1.7 million due to declines in purchasing activity and employee related liabilities.
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
During the nine months ended September 30, 2014, cash used in investing activities was $48.1 million, primarily as a result of $45.2 million in the purchase of short-term investments, $2.6 million in capital expenditures and $1.2 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. We have a term loan pursuant to the Loan Agreement with SVB with a remaining principal balance of $23.5 million as of September 30, 2014.
During the nine months ended September 30, 2014, cash used in financing activities in the amount of $0.3 million was primarily related to the scheduled principal payments on our SVB term loan in the amount of $1.5 million, which was partially offset by the issuance of common stock as a result of option exercises in the amount of $1.2 million.
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Due by December 31, 2014	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$26,852	$427	$6,409	$4,980	$15,036
Term loan	23,500	500	23,000	—	—
Contractual interest payments on term loan	1,701	196	1,505	—	—
Purchase obligations(1)	445	445	—	—	—
Total	$52,498	$1,568	$30,914	$4,980	$15,036
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2014, we made regular lease payments of $0.9 million under this operating lease agreement following a period of free rent from December 2013 through March 2014 in connection with the execution of the agreement in October 2013.
During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016, and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may pre-pay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid prior to November 30, 2014. As of September 30, 2014, the remaining principal on the term loan was $23.5 million, with remaining interest payments of $1.7 million due over the term of the loan.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of September 30, 2014, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three and nine months ended September 30, 2014, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

During 2013 we entered into a Loan Agreement with SVB with a principal amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the term loan are fixed, we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of September 30, 2014, we were in compliance with the covenants in the Loan Agreement. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement ("DLSE") filed by an employee in the company’s research and development group claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We subsequently commenced a review of the employee's claim as well as a review of our policies regarding classification of employees for overtime purposes. On January 16, 2014, we participated in mediation with the attorney who represents the employee that filed the claim with the DLSE, as well as fourteen other current and former employees and contractors who are similarly situated. This mediation did not result in a settlement of the subject claims, and on February 18, 2014, the claimants filed a lawsuit against us in the United States District Court for the Northern District of California. Between May 19, 2014 and July 25, 2014 we entered into settlement agreements with all of the fifteen claimants, including full releases of legal claims and dismissals of their claims in the lawsuit, which required us to make cash payments in the amount of $1.0 million in the aggregate.
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
ITEM 1A.                RISK FACTORS
We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 10, 2014 ("2013 Form 10-K") and our Quarterly Report on Form 10-Q for the second quarter of 2014. You should carefully consider the risks described below together with the other information set forth in this Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
We have marked with an asterisk (*) those risks described below that reflect material substantive changes from the risks described under “Risk Factors” included in our Quarterly Report on Form 10-Q for the second quarter of 2014.
Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history, which makes it difficult for investors to evaluate our current business and future prospects.*

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 36% of total revenue in the nine months ended September 30, 2014 and 22%, 24%, and 27% in fiscal years 2013, 2012 and 2011, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our collaborative development programs ("CDPs"), our financial condition and results of operations would be materially and adversely affected.

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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.*

We have generated net losses each year since our inception, including $15.7 million in the nine months ended September 30, 2014, and $8.8 million, $0.8 million, and $30.0 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Our accumulated deficit as of September 30, 2014 was $125.8 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.*

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 64% of revenue in the nine months ended September 30, 2014, and our four largest customers accounted for 55% of our revenue in the fiscal year ended December 31, 2013. Our three largest customers during 2012 and 2011 (all of which are in the semiconductor industry), accounted for 67% and 64% of our revenue in the fiscal years ended December 31, 2012 and 2011, respectively. Our largest customer accounted for 34%, 17%, 28%, and 29% of our revenue in each of these periods, respectively, and as of September 30, 2014 our largest customer accounted for 47% of our account receivables. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. In addition, as with any of our customers, our profitability and success are dependent, in part, upon the receipt of licensing and royalty revenue on the sale of CDP Products by our customers, and we cannot control the timing of customer product introductions or their success or failure in the marketplace. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or a renegotiation of the licensing or royalty revenue owed to us by our customers, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES, Inc. ("GLOBALFOUNDRIES") suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we have experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations this fiscal year. Similarly, Toshiba and SanDisk did not renew or extend the term of our CDP with them. As of March 15, 2014, Toshiba and SanDisk no longer pay us fees for development services. In addition, our customer Elpida Memory, Inc. ("Elpida") filed for protection under the Corporate Reorganization Act in Japan in February 2012, and was subsequently acquired by Micron Technology, Inc. (“Micron”), a leading provider of memory chips, in July 2013. Future filings for bankruptcy protection by existing customers or further consolidation among existing or potential customers may increase our dependence on a limited number of customers, which would subject us to additional risk for the reasons set forth above.

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

Semiconductor industry technology is rapidly changing. If we are unable to anticipate trends in technology development and introduce new technologies reflecting the latest innovations, it could adversely affect our business, financial condition and results of operations.*

Our customers expect us to be continuously innovative in their sectors and expect that the technology developed under our CDPs will help them develop new products that keep pace with or push the limits of technological innovation. We rely heavily on the judgment of our management and advisers to anticipate the technology trends in the semiconductor industry and we must continually devote significant engineering resources to keep up with the rapidly growing and evolving varieties of semiconductor architecture, materials, applications, processes and equipment used in semiconductor design and manufacturing. In particular, we must be prepared for the cost, technical complexity and timing of a proposed industry transition to the use of extreme ultraviolet (EUV) lithography.

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

Our customers require a significant amount of individualized attention and many of our customers also require lab space at our facilities for CDPs. We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet these types of demands for our customers. In addition, because of the significant confidentiality concerns associated with the projects and products we work on and the restrictions on resource and information sharing we have implemented in response, we are not able to fully capitalize upon economies of scale. If the demand for our services and products exceeds our capacity to meet such demand, including as a result of our reductions in force, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our future growth may be hindered and our business and operating results could be adversely affected.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflicts of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our existing and potential customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to enter into new CDPs, and cause our revenue and operating results to decline significantly.

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

Our future growth may present challenges to our management and administrative systems and resources, which could adversely affect our business, financial condition and results of operations.*

In order to successfully expand our business we will need to grow in all operational areas and to successfully integrate new employees. In particular, we expect growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future. For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. Subsequently, we were informed of similar claims by fourteen other current and former employees and contractors. We have entered into settlement agreements with all of the fifteen claimants and we believe the matter has been resolved. Further information about this matter is set forth in Part II - Other Information, Item 1: "Legal Proceedings" of this Form 10-Q. The addition of new employees may also increase the likelihood of employment and labor claims against us.

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

On November 29, 2013, we elected to convert the entire $25.0 million of outstanding advances under the Loan Agreement into a term loan, as provided by the Loan Agreement. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan is scheduled to mature on November 30, 2016, at which time we would be obliged to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part, subject to a pre-payment fee of 0.25% of the outstanding principal balance of the term loan if the term loan is repaid before November 30, 2014. During the nine months ended September 30, 2014, we paid SVB $2.0 million of interest and principal under the Loan Agreement.

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

If we lose one or more of our key personnel without obtaining adequate replacements in a timely manner, or if we are unable to retain and recruit skilled personnel, our operations could become disrupted and the growth of our business could be delayed or restricted.*

Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management is bound by written employment contracts to remain with us for a specified period. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Upon hiring or promotion, new senior management personnel must spend a significant amount of time learning our technology, business model and management systems and their new roles, in addition to performing their regular duties. Accordingly, until new senior personnel become familiar with our technology, business model and systems or with their new roles, we may experience disruption to our ongoing operations. Moreover, the loss of a member of our senior management or our professional staff would require the remaining management to divert attention to seeking a replacement.

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

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.*

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions, which includes transactions with both ATMI and SanDisk, disclosed in our financial statements accounted for $3.8 million (10.2%) of our revenue in the nine months ended September 30, 2014, and $12.8 million (19.0%), $21.1 million (31.6%) and $21.0 million (39.0%) of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. For more information about these transactions, see Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

We may be subject to warranty claims, product recalls and product liability.*

From time to time, we may be subject to warranty or product liability claims relating to our HPC tools used by our customers, whether such use is at our site in San Jose, CA or at the customer’s site. Such claims could result in unanticipated expenses as we compensate affected customers for product quality issues. Although we maintain product liability insurance, the insurance is subject to significant deductibles and there is no guarantee that coverage will be available or adequate to protect against all such claims. Alternatively, we may elect to self-insure with respect to certain matters. If an HPC tool sold or licensed to our customers is recalled, we may incur repair, return and/or replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

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

Our ability to use our net operating loss carryforwards to offset future taxable income, and our ability to use our tax credit carryforwards, may be subject to certain limitations.*

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards ("NOLs") to offset future taxable income and its ability to utilize tax credit carryforwards. During the three months ended September 30, 2014, we completed our 2013 tax return and finalized our U.S. federal NOLs in the amount of $51 million. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.*

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of September 30, 2014, we owned or had exclusive licenses to 1,240 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous two years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed internally and under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of our 2013 Form 10-K.

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

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.*

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 80.9% of our common stock outstanding as of September 30, 2014. Entities affiliated with Raging Capital Management LLC, entities affiliated with Redpoint Ventures, entities affiliated with CMEA Ventures and entities affiliated with U.S. Venture Partners beneficially owned approximately 19.4%, 15.9%, 9.4% and 9.0%, respectively, of our common stock outstanding as of September 30, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.*

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of September 30, 2014, we had 47,808,338 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of September 30, 2014, the holders of 16,081,084 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

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

INTERMOLECULAR, INC.
(Registrant)
Date: October 31, 2014	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer