Form 10-K
period 2014-12-31
INTERMOLECULAR INC
filed 2015-02-27
CIK 1311241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2014 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the registrant's common stock, par value $0.001, held by non-affiliates of the registrant was $41.1 million based upon the closing price reported for such date by the NASDAQ. Shares of the registrant's common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2015, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 48,351,253.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTERMOLECULAR, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our customers and collaborative development programs (CDPs), expenses, liquidity, cash flow, growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Intermolecular, particular uncertainties that could affect future results include: our limited operating history; fluctuations in quarterly results; our ability to achieve profitability, which is dependent on, among other things, (i) customer acceptance of our HPC platform as an alternative to conventional research and development; (ii) our ability to collaborate with customers to develop technological innovations sought by our customers; (iii) whether our customers can successfully commercialize products that incorporate technology and IP developed during our CDPs with them, which may be challenging due to fluctuations in the number, price and timing of products sold by our customers and the shortening life cycles of those products, in each case impacting our licensing and royalty revenue; and (iv) our ability to successfully negotiate agreements for payment of license and royalty revenue with potential customers, and to monitor and enforce such agreements with existing customers; our dependence on a limited number of customers; the length of our sales cycles and the possibility that we will devote significant resources to a potential customer that may not result in material revenue, if any; rapid technological changes and market cyclicality in the semiconductor industry; the early stage of development of the clean energy sector and the challenges each industry within the sector faces; our ability to scale our development services to accommodate more CDPs; our ability to make the substantial research and development investments required to stay competitive in our business and to be able to address a wider range of markets and customers; our ability to adequately protect against potential conflicts of interest and breaches of confidentiality among our customers; our ability to work cooperatively with our customers' materials suppliers and equipment manufacturers; the ability of our suppliers to deliver sufficient quantities of materials in a timely manner; our ability to manage our future growth, including an increasing number of employees, customers and CDPs; our ability to scale our development efforts and secure new CDPs with new or existing customers and the timing of those CDPs; the degree to which existing CDPs are completed or expanded; our ability to realize any expected growth, synergies or benefits from acquisitions, strategic investments or joint ventures we may enter into; our potential need for additional capital to finance our business for purposes that could include potential acquisitions as well as repayment of debt; the potential loss of key personnel; our general ability to compete successfully in challenging markets; risk associated with transactions with related parties; potential warranty claims, product recalls and product liability for our HPC tools and for our customers' products that incorporate technology developed through our CDPs; the costs and risks associated with environmental, health and safety laws and regulations; global or regional economic, political and social circumstances that could adversely affect our business; business interruptions such as earthquakes and other natural disasters; our ability to use our tax credit carryforwards; our ability to effectively protect our intellectual property, including patents, trade secrets and other proprietary information; any potential involvement in intellectual property litigation; and any potential payments to our customers resulting from our intellectual property indemnification policies and obligations. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: "Risk Factors" of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

PART I
ITEM 1.    BUSINESS
Overview
We provide thin film solutions to advanced technological problems facing multiple industries. These industries manufacture products by depositing thin films of advanced materials using customized processes to create structures that must meet increasingly rigorous optical, mechanical or electrical specifications. Developing advanced thin film structures capable of addressing the specifications of particular applications increasingly requires the evaluation of a wider range of materials, as well as the development of a broader range of processes. Due to our flexibility, speed and materials focus, we are able to assist our customers by more quickly evaluating candidate materials and combining them into thin film solutions that meet their specific needs.
Our ability to rapidly develop and deploy new thin film solutions depends on our unique, multi-disciplinary development team and its use of our proprietary approach to accelerating research and development (R&D) using our patented high productivity combinatorial (HPC™) platform. Our development team included approximately 123 scientists and engineers (of whom approximately 43% have Ph.D.s) or approximately 74% of our total headcount as of December 31, 2014. Our HPC platform, which consists of our Tempus™ processing tools, our unique, automated characterization methods, and our Informatics analysis software, is purpose-built for R&D using combinatorial process systems. Combinatorial processing is a methodology for experimentation, discovery and development that employs parallel and other high-throughput experimentation, which allows R&D experimentation to be performed at speeds up to 100 times faster than conventional R&D platforms, which are optimized for manufacturing rather than for R&D. Our development team designs customized workflows for our customers' specific applications using the HPC platform, and applies the workflows in collaboration with our customers.
We currently target large markets that rely on thin films for differentiation. Within these broad markets, we target customers that have track records of technological innovation, deploy significant R&D, manufacturing and sales and marketing resources and are pursuing technical advancements that are critical to their success and strategy. Our customers include:
•ATMI, Inc. (ATMI; a wholly owned subsidiary of Entegris, Inc.)
•Elpida Memory, Inc. (Elpida; a wholly owned subsidiary of Micron Technology, Inc.)
•First Solar. Inc. (First Solar)
•Guardian Industries Corp. (Guardian)
•Micron Technology, Inc. (Micron)
•SanDisk Corporation (SanDisk)
•Toshiba Corporation (Toshiba)
•Ulyanovsk Center for Technology Transfer of the Russian Federation (UCTT)
Each of GLOBALFOUNDRIES, Guardian and Micron accounted for more than 10% of our revenue for the year ended December 31, 2014. Each of ATMI, First Solar, GLOBALFOUNDRIES, and Micron accounted for more than 10% of our revenue for the year ended December 31, 2013, and each of ATMI, Elpida, and GLOBALFOUNDRIES accounted for more than 10% of our revenue for the year ended December 31, 2012. To date, we have received the substantial majority of our revenue from customers in DRAM, flash memory, complex logic, materials and energy-efficient applications in flat glass.
We engage our customers in a variety of ways including through multi-year paid collaborative development programs (CDPs), in which we develop proprietary technology and intellectual property (IP) specific to our customers’ needs in exchange for service fees. CDPs typically have a term of one to three years. Our CDP customers typically receive field-limited, exclusive rights to the technology and IP developed during the CDPs in exchange for license fees, royalties and/or success fees. When our CDP customers commercialize products using this technology and IP, they pay us for their use of the technology IP primarily through royalties or success fees.
To increase our ability to serve and accelerate innovation more broadly across certain market segments, we expect to engage in an increasing number of pre-competitive programs that allow us to accumulate, reuse and more broadly license information and innovation that we discover and develop. Such engagements include but are not limited to "micro-CDPs," which are shorter and narrower in scope than full CDPs and intended to give new customers an opportunity to become more familiar with our approach before making a long-term commitment. In certain cases, we may sell HPC processing tools to our customers, who pay us a recurring license fee for the right to operate those tools using our combinatorial processing methodology.
Industry Background
Our customers serve large and growing markets, including the markets for semiconductors, flat glass, solar cells, light-emitting diodes (LEDs), flat-panel displays, and other applications. Success in these markets requires rapid and cost-effective product innovation, fast time-to-market, competitive pricing, production scalability and the ability to achieve specific product performance requirements. Our customers’ products are manufactured using thin-film deposition of advanced materials through customized processes that create a specific device architecture. These thin-film structures must then be scaled and integrated into cost-effective manufacturing processes to serve high-volume end markets. Conventional R&D approaches are increasingly challenged by the ever increasing device complexity and the market need to accelerate innovation in our target markets.
Empowered with our inter-disciplinary team and HPC platform for accelerating R&D, we believe we are uniquely positioned to assist manufacturing industries that increasingly rely on the discovery and introduction of new thin film materials, which traditionally have required intensive, time-consuming experimentation due to the fact that advanced materials are not well-understood and accurate, robust models do not exist. Ironically, the greater expertise and higher costs required to discover and introduce advanced materials have led to increased specialization among materials, capital equipment, semiconductor manufacturing and IC (integrated circuit) design companies. This specialization has left gaps in the industry knowledge base with respect to the complex interactions among materials science, process technology, device integration and the ability to scale to high-volume, high-performance IC production. Our HPC platform allows us to greatly accelerate the rate of experimentation, and our inter-disciplinary team has been assembled to address such gaps.
Current Challenges with Innovation in Thin Film Materials
Advanced materials and materials integration are driving forces behind technology advancement in our target markets. In addition, innovation in these markets and control of the resulting IP are critical to enable competitive differentiation. However, the existing approach used to explore new materials, processes, integration and device architectures (referred to as learning cycles) is complex and time-consuming.
Traditionally, manufacturers have conducted conventional R&D using expensive high-volume manufacturing tools that are not specifically built for that purpose. Production tools typically can only run one process at a time, which leads to limited cycles of learning. Furthermore, using tools deployed in a production environment for R&D requires reserving tool time on high-volume manufacturing lines to evaluate each experiment, resulting in substantial opportunity costs for existing product manufacturing. High-volume manufacturing environments are also not conducive to R&D because these environments require stability to minimize risk and to reduce contamination that the research-based introduction of new materials, tools or processes may cause. Additionally, high-volume manufacturing is conducted by operators focused on repetitive, mistake-free processing, not on many cycles of data generation and analysis. In addition to some of the challenges above, certain clean energy device manufacturers use laboratory-scale tools for R&D, which do not address the scale-up requirements critical to high-volume manufacturing. These factors combine to increase development risks due to long learning cycles, limited data sets, narrow exploration capabilities and slow time-to-market.
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
Our Solution
We have pioneered a proprietary approach to accelerate research and development, innovation and time-to-market for industries whose products rely on thin films for differentiation. Using our approach, we develop technology and IP rights focused on advanced materials, processes, integration and device architectures in collaboration with our customers. This technology enables our customers to bring optimized, high-volume manufacturing-ready integrated devices and other products to market faster and with less risk than conventional approaches to R&D. Our proprietary HPC platform consists of our Tempus HPC processing tools, automated characterization, and informatics and analysis software. Our HPC platform increases R&D productivity because it is purpose-built for R&D and utilizes advanced combinatorial processing systems, which allow for experiments to be performed at speeds up to 100 times faster than traditional methods. We provide our customers with proprietary technology through various fee arrangements and grant them rights to IP developed during the collaboration, primarily through royalty-bearing licenses. Our multi-disciplinary team of approximately 123 scientists and engineers as of December 31, 2014, of whom approximately 43% have Ph.D.s, designs customized workflows for our customers' specific applications using our HPC platform, and applies the workflows in collaboration with our customers to develop proprietary technology for them.
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

Benefits to Our Customers
Our business model aligns our interests with those of our customers as we develop optimized, differentiated, manufacturing-ready IP for high-volume integrated devices. Our differentiated platform solution is designed to deliver the following significant benefits to our customers:

•
Accelerated time to solution.  Faster processing of experiments, throughput-matched characterization and real-time data management and analysis allow additional learning cycles and broader exploration of materials and process solution combinations. In highly competitive markets, the resulting speed to solution enables our customers to deliver improved, lower-cost products.

•
Development of application and manufacturing-ready IP tailored to our customers' specifications.  When we engage in a CDP with our customers, we use our HPC platform and customized workflows to develop IP-protected, proprietary technology that is tailored to our customers' applications and ready for high-volume manufacturing. We provide our CDP customers rights to the IP for their applications primarily through royalty-bearing licenses.

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
Strengths
We have pioneered, developed and patented a proprietary platform and methodology for accelerating R&D in our target markets. Our strengths include:

•
Proprietary and patented HPC platform.  Our HPC platform employs proprietary and patented combinatorial methods to parallel and rapid-serial process up to 192 experiments on a single substrate as compared to conventional methods, which typically allow only a single experiment at a time. As of December 31, 2014, we owned or had exclusive rights within our field of use to 1,252 U.S. patents and patent applications (some of which also have foreign counterparts), which provide us with a competitive advantage in the use of combinatorial methods and systems in our target markets.

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

•
Seasoned engineering team with multi-disciplinary expertise.  We have assembled a multi-disciplinary team of approximately 123 scientists and engineers, of whom approximately 43% have Ph.D.s, with expertise across various disciplines, fields and technologies, including materials science, chemistry, physics, engineering, process equipment development, software and informatics, process development and integration, device technologies and device integration.

•
Deep expertise in advanced materials, processes, integration and device architectures. We have accelerated innovation for a broad set of customers across multiple markets. Our team and our platform enable more rapid comprehension and learning about advanced materials, processes, integration and device architectures, some of which is applicable across markets. We aggressively protect IP that we generate. IP such as materials characteristics, optimized processes and interoperability of systems and architectures can be applicable beyond the field of use of any specific CDP and can benefit customers in the same or other fields without impacting competitive differentiation of current customers.

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

•
Multi-Year CDPs provide predictable revenue and high-margin royalties.  Our multi-year CDPs generate predictable CDP and services revenue from our customers. Our CDPs also establish the terms upon which we will receive licensing and royalty revenue from the sale of our customers' products that incorporate technology developed through our CDPs. Licensing and royalty revenue over the past three years has accounted for 36%, 22%, and 24% of revenue in the years ended December 31, 2014, 2013 and 2012, respectively. Included in licensing and royalty revenue, during the year ended December 31, 2014, is an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of CDP activities with them. Excluding the impact of this payment our licensing and royalty revenue would have accounted for 30% of revenue in the year ended December 31, 2014.

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

•
Engage with existing and potential market leaders in our target markets.  We seek to engage with customers that are well-positioned to lead their markets and/or who have track records of technological innovation.

•
Create proprietary IP with our customers.  We develop differentiated, IP-protected technologies, and we grant rights to these technologies and IP, primarily through royalty-bearing licenses. We structure our customer engagements so that our business interests align with their market success.

•
Enhance our HPC platform and multi-disciplinary team.  We continue to develop, broaden and protect our processing, characterization, data analysis and workflow capabilities. To enhance our existing platform, we recruit personnel with broad, highly technical skill sets.

•
Explore and develop new technologies in high-volume integrated devices.  We will continue to explore and internally develop new technologies and expertise to serve future customers in our targeted markets. We will focus these efforts in markets that are in the early stages of development to speed innovation, capture value and facilitate success for customers.

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
To reach the point of commercialization or transfer to our customers' manufacturing process qualification, a solution set must progress through an extensive series of screening stages, as described below:

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
Although our approach is unique in high-volume integrated device markets, combinatorial technology has been widely used in other industries, especially where new materials function as primary enablers of product innovation. Examples include the pharmaceutical, biotechnology, and energy sectors, where combinatorial techniques have been accelerating development since the early 1990s.
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
We typically initiate new CDP engagements with smaller, customer-paid programs called micro-CDPs. Our micro-CDPs precede the full CDP. These are smaller programs that require significantly less investment from our customers but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring them to commit to a longer-term agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP.

Our CDPs are designed to result in the development of proprietary technology and IP for new devices, manufacturing process technology and materials, which we license to our customers for use in volume production. We provide our customers with proprietary technology through various fee arrangements and grant them rights to associated IP primarily through royalty-bearing licenses.
In the early stages of developing our business, we structured engagements with customers to allow us to continue to grow while also giving certain customers an opportunity to invest in our business and success. During 2014 we did not provide our customers or partners with opportunities to invest in our company, independent of their ability to do so in the open market.
Our Customers
Our customers include semiconductor device, semiconductor materials and equipment and clean energy market leaders, including ATMI, Elpida, First Solar, Guardian, Micron, SanDisk, Toshiba and UCTT. Typically, our customers have engaged in CDPs with our team leveraging our HPC platform to develop and commercialize high-volume integrated devices using collaboratively developed technology. To date, ATMI and Elpida have already successfully developed products through their CDPs and we have granted them rights to the associated technology and IP rights through royalty-bearing licenses.
The majority of our revenue during 2014 came from our three largest customers, GLOBALFOUNDRIES, Guardian and Micron, which represented a combined 62% of our total revenue during the year ended December 31, 2014. The majority of our revenue during the year ended December 31, 2013 came from our four largest customers for that period, ATMI, First Solar, GLOBALFOUNDRIES and Micron, which represented a combined 55%. The majority of our revenue during the year ended December 31, 2012 came from our three largest customers for those periods, ATMI, Elpida (now Micron) and GLOBALFOUNDRIES, which represented a combined 67%.
In February 2014, GLOBALFOUNDRIES agreed to accelerate the payment of all amounts that were due to us in 2014. We further agreed with GLOBALFOUNDRIES to suspend development activities under the CDP for the remainder of 2014.
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
As of December 31, 2014, we owned or had exclusive rights to 1,252 U.S. patents and patent applications (some of which also have foreign counterparts). Of the 926 U.S. patents and applications that we owned as of December 31, 2014, 53% are related to the HPC platform and 46% are related to Program IP. We also have a license to approximately 326 U.S. patents and applications granted to us by Symyx Technologies, Inc. (Symyx), a wholly-owned subsidiary of Accelrys, Inc. that exclusively provided us the right to use combinatorial methods to develop Program IP.
As of December 31, 2014, we owned 289 patents and 209 patent applications related to our HPC platform in the United States, and 59 patents and 63 patent applications in other jurisdictions. The expiration dates of these patent rights range from January 2015 to December 2034. We continue to file patent applications to seek protection for further advancements of our HPC platform. We own all rights to such patents and generally do not grant licenses to third parties under these patents other than in connection with their use of our HPC platform. Our patents and patent applications cover the following aspects of the HPC platform:

•	Combinatorial systems and methods related to fluids-based processing.

•	Combinatorial systems and methods related to vacuum-based processes, including deposition and etch.

•	Systems and methods for site-isolated processing.

•	Combinatorial systems and methods related to high-volume manufacturing.

•	Processing techniques using combinatorial and non-combinatorial methods.
We also have and seek patent protection for innovations we develop internally on our HPC Platform, either on our own or in collaboration with our customers through CDPs. Such innovations cover advancements in new materials, processes, process conditions, process sequences and device architectures in applications such as semiconductor memory, semiconductor complex logic, glass coatings and glass-based devices, solar cells and LEDs. As of December 31, 2014, we owned 219 patents and 223 patent applications in the U.S. covering Program IP, as well as 74 patents and patent applications in other countries.

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
Research and Development
We conduct R&D activities for CDPs and for internal research and development on both workflow platform development and application R&D. As of December 31, 2014, we employed a research and development team of 123 full-time employees. This R&D team includes many experienced engineers, scientists and managers with advanced degrees from leading universities around the world and experience with leading chip manufacturers, solar PV companies and equipment and materials suppliers. We believe these R&D professionals on our team have enabled us to develop our HPC platform, support customer CDPs, implement our technology roadmap rapidly and provide us with the foundation for our technology advancement in the future.
We devote a substantial portion of our resources to engineering of our next-generation platforms by integrating future generations of technology and developing standardized software and hardware modules. We work closely with multiple vendors during the development of new workflows or workflow modifications for use in our future platforms. The synergies among existing and new workflows often enable us to operate with adjacent vertical technologies such as clean energy markets. Our R&D expenses were $24.3 million, $24.5 million, and $21.8 million for the years ended December 31, 2014, 2013 and 2012, respectively; this represented approximately 51%, 36%, and 33% of our revenue in those years, respectively.
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
Employees
As of December 31, 2014, we had a total of 166 full-time employees, consisting of 123 people engaged in CDPs and R&D activities and 43 people in sales and marketing, legal, finance and other general and administrative roles. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
Financial Information about Segments and Geographic Areas; Backlog
We derive a significant portion of our revenue from customers that are based in foreign countries, particularly those based in Japan. Revenue generated from customers in Japan accounted for 6%, 19%, and 20%, of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that a significant portion of our total future revenue will continue to be derived from companies based in Japan and other foreign countries.
For geographic information, see Note 12 to our consolidated financial statements included in this Form 10-K. We report all of our business activities as a single reporting segment.
Our backlog as of December 31, 2014 was $39.5 million, of which $25.5 million is scheduled to be recognized as revenue during 2015 and $14.0 million is scheduled to be recognized as revenue in periods beyond 2015. As of December 31, 2013 we had backlog of approximately $56.4 million.
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

We do not have a long history of operating results on which you can base your evaluation of our business. We are still proving our business model, and we have not yet demonstrated our ability to generate significant revenue, particularly licensing and royalty revenue (which represented 36%, 22% and 24% of total revenue in fiscal 2014, 2013 and 2012, respectively). As a result, it may be difficult for analysts and investors to evaluate our future prospects. If we do not generate significant licensing and royalty revenue, we may never achieve sustained profitability. Furthermore, because of our limited operating history and because the semiconductor and clean energy industries are rapidly evolving, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate technology developed under our CDPs, our financial condition and results of operations would be materially and adversely affected. Included in licensing and royalty revenue, during the year ended December 31, 2014, is an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of CDP activities with them. Excluding the impact of this this payment our licensing and royalty revenue would have accounted for 30% of revenue in the year ended December 31, 2014.

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

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-K:

•	our dependence on a limited number of customers;

•	the length of our sales cycles for CDPs, which makes it difficult to predict the timing of new or expanded CDPs;

•	the length of our development cycles for CDPs, which makes it difficult to predict the timeframe in which technology developed under CDPs will be available for commercialization;

•
fluctuations in the volume and prices of products manufactured and sold by our customers that use or incorporate technology developed under our CDPs (CDP Products) and that generate licensing and royalty revenue for us;

•
our revenue mix, which may vary from quarter to quarter as (i) we enter into new CDPs and related customer arrangements; (ii) existing CDPs, particularly for significant customers, are completed, extended, contracted or undergo a change in scope; (iii) licensing arrangements take effect; (iv) we enter into product sale transactions and/or (v) we enter into IP sale transactions;

•	the highly cyclical nature of and price volatility in the semiconductor industry;

•	the financial stability of any of our customers;

•	the timing and extent to which we enter into new CDPs or complete, extend the duration, expand the scope or reduce the duration or scope of existing CDPs;

•	non-cash charges relating to stock-based compensation, amortization of intangible assets, write-down expenses related to inventory, and impairment expenses related to long-lived assets;

•	any involvement in significant litigation, and in particular IP litigation;

•	any payments resulting from our IP indemnification policies and obligations;

•	any need for significant additional capital to finance our business;

•
any delay in shipments caused by shortages of components used or incorporated in products sold into the market, design errors, manufacturing problems, or difficulties or delays gaining required export licenses for such products;

•	warranty claims, product recalls and product liability for our HPC tools and any other products; and

•	business interruptions such as earthquakes and other natural disasters.

You should not rely on quarter-to-quarter comparisons to predict our future performance. Unfavorable changes in any of these or other factors may adversely affect our business, financial condition and results of operations.

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability.

We have generated net losses each year since our inception, including $21.8 million, $8.8 million and $0.8 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Our accumulated deficit as of December 31, 2014 was $131.9 million. We will need to significantly increase revenue and operating margins (through greater licensing revenue and other mechanisms) to achieve sustained profitability, which we may not be able to accomplish.

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

Even if we achieve sufficient levels of customer acceptance of our HPC platform as an effective tool for R&D, we will not achieve significant revenue or profitability from a CDP if a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and IP. CDPs are extremely complex and time-consuming to implement and costly to maintain. We rely to some degree on the efforts and resources of the customer. Differences of opinion over the implementation and management of the program may occur, which could lead to material delays and/or a failure to achieve the successful development of technology. In addition, there are a limited number of CDPs to which we can commit our resources at any given time. For a variety of reasons, including but not limited to insufficient R&D budgets of our customers or us, we may fail to achieve the technological innovations sought by our customers in a reasonable amount of time or at all. We do not know whether our customers will have sufficient resources to maintain or increase the level of investment in R&D required for a successful CDP. If a customer reduces the scope of its CDP with us, it will result in a greater concentration of risk of success being placed upon the remaining scope of our engagement, and we cannot guarantee that the remaining scope of the engagement will lead to a successful result. If a CDP does not generate sufficient revenue to recover the upfront costs and cash we invested in the CDP, this would adversely affect our results of operations.

•	Our customers may not be successful in commercializing products that use or incorporate technology and IP developed under our CDPs with them.

If we are successful in developing valuable technology for our customers, they still face significant challenges in commercializing products that use or incorporate the technology. The markets for products related to our engagements are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and the necessity of continually increasing product capabilities. We cannot assure you that our customers will dedicate the resources necessary to successfully execute their business strategies for these products. Our customers are not contractually obligated to us to make or sell any CDP Products. They may not have the financial strength to cost-effectively manufacture the CDP Products at high volume and in quantities sufficient to meet demand, or the competitiveness to price, market and sell the CDP Products in intensely competitive markets. They may experience delays in shipments caused by shortages of components incorporated in the CDP Products, design errors or other manufacturing problems associated with the CDP Products. A decline in demand or average selling prices in the end markets for CDP Products could result in declining sales revenue for our customers and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for CDP Products could also negatively affect the customer's willingness to work with us on other collaborations and could more generally harm our reputation and business prospects. Even if a customer is able to successfully commercialize a CDP Product, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our customers' target markets.

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

If we are able to negotiate appropriate agreements, we will need to rely on our customers to make those payments on a timely basis. Licensing and royalty revenue we may receive in the future may be based on sales of CDP Products. In order to accurately report our financial results on a timely basis, we will need to receive timely, complete and accurate information from our customers regarding their sales and resulting payments they owe us. If the information that we receive is not timely, complete or accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these customers, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements.

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

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 62% of revenue in the fiscal year ended December 31, 2014, and our four largest customers accounted for 55% of our revenue in the fiscal year ended December 31, 2013. Our three largest customers accounted for 67% of our revenue in the fiscal year ended December 31, 2012. Our largest customer accounted for 35%, 17% and 28% of our revenue in each of these periods, respectively, and as of December 31, 2014 our largest customer accounted for 54% of our account receivables. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or a renegotiation of the licensing or royalty revenue owed to us by our customers, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations this fiscal year. Similarly, Toshiba and SanDisk did not renew or extend the term of our CDP with them. As of March 15, 2014, Toshiba and SanDisk no longer pay us fees for development services. Our customer Micron notified us that they would stop further development work in the non-volatile memory (NVM) portion of the CDP effective April 1, 2015.

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

Our sales efforts require us to educate our potential customers about the benefits of our solutions, which often requires significant time and expense, including a significant amount of our senior management's time and effort. Our sales cycles to date have typically ranged from 9 to 24 months and may be even longer in the future. Furthermore, we need to target those individuals within a customer's organization who have overall responsibility for the profitability of their products. These individuals tend to be senior management or executive officers. We may face difficulty identifying and establishing contact with these individuals. In addition, our customers' technology and product pipelines are highly confidential and they may choose to withhold certain information from us during the sales cycle to protect their own proprietary technology. Our ability to implement our HPC platform and methodology is heavily dependent upon the information provided to us by our customers. If our customers reveal the complexities of their specifications after we enter into a CDP with them, that complexity may cause delays unanticipated at the time we entered into the program. During our sales cycles, we incur significant expenses and, in many cases, may begin to build new systems, configure, modify, expand or customize existing systems, develop software and design workflows to meet our customers' requirements prior to obtaining contractual commitments, without any assurance of resulting revenue. Where a potential customer engagement requires a new dedicated HPC platform, we may invest in new capacity ahead of a customer commitment. Our cycles to build, configure, modify, expand or customize the HPC platform to date have ranged from three to nine months and may be even longer in the future. Investment of time and expense in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and other results of operations. Other factors impacting the length of our sales cycles include, but are not limited to, the following:

•	the limited number of customers that are appropriate sales targets for our platform and that are willing to enter into licensing agreements with us;

•	our ability to enter into CDPs with customers who are or will become market leaders in larger, growing market segments; and

•
our customers' budgetary constraints and internal review procedures that must be completed to begin collaboration with us, including but not limited to those customers whose R&D expenditure and product purchasing decisions are impacted by potential delays in or cancellation of funding by governmental agencies

Semiconductor industry technology is rapidly changing. If we are unable to anticipate trends in technology development and introduce new technologies reflecting the latest innovations, it could adversely affect our business, financial condition and results of operations.

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

Industry consolidation (including but not limited to the transition of semiconductor manufacturing to foundries and large-scale manufacturers, and the subsequent concentration of research and innovation in manufacturing process development) has increased in recent years, and we may continue to see consolidation in the future. This will likely result in fewer small companies, and more large companies with greater financial resources - companies that may be less likely to become our customers than smaller companies with more limited R&D resources. Furthermore, if any of our existing customers are acquired, the acquiror may not continue to engage in a CDP with us or may choose to focus its product development and commercialization on technologies not covered by our CDP.

The clean energy sector includes a number of industries that are in a very early stage of development, each of which may experience economic challenges. As a result, we may not earn significant revenue from our initiatives in these industries for an extended period.

The clean energy industry is comprised of several sectors, including energy-efficient glass, solar cells, LEDs, flat-panel displays, advanced batteries and other energy-efficiency technologies. Most sectors of the clean energy industry are in the very early stages of development. Many of the associated technologies have not yet achieved commercial viability in comparison to available alternatives, and may never achieve widespread market adoption. Many of the associated technologies will require substantial investments of capital to achieve scale, which may not be available on attractive terms, if at all. Certain technologies may depend on government subsidies to be commercially viable, and those subsidies may not be available from federal and state governments facing increasing financial constraints. If sectors of the clean energy industry take an extended period to achieve market acceptance, and to garner significant revenue, we may not earn material revenue from our initiatives in this area until market acceptance, if ever. Furthermore, it may be difficult for us to predict which clean energy companies and which technologies will become market leaders, and we may invest time and resources in collaborations with companies who are ultimately unsuccessful, which could adversely affect our operating results.

The clean energy industry may again experience a challenging environment as it has in the recent past. The demand for clean energy products is also influenced by macroeconomic factors such as global economic conditions. A global economic downturn that affects the availability of financing can slow enterprise clean energy projects; it can also affect individual customers, who may be reluctant to assume high up-front costs and will have more difficulty getting access to capital to cover those costs. Any negative market and industry trends in the clean energy industry could materially and adversely affect our existing and potential customers and ultimately have a negative impact on our clean energy business.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflicts of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our existing and potential customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to retain and to enter into new CDPs, and cause our revenue and operating results to decline significantly.

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

In order to successfully expand our business we will need to grow in all operational areas and to successfully integrate new employees. In particular, we expect growth as we expand our R&D capacity for current and additional CDPs. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future. For example, on August 23, 2013, we received a copy of a complaint from the California Division of Labor Standards and Enforcement filed by an employee claiming that the employee is owed back pay due to an incorrect classification as an exempt employee for overtime purposes. We received similar claims by fourteen other current and former employees and contractors. We entered into settlement agreements with all of the fifteen claimants and we believe the matter has been resolved. However, the addition of new employees may also increase the likelihood of employment and labor claims against us.

To effectively manage our operations and any future growth, we must continue to expend funds to enhance our operational, legal, financial and management controls, reporting systems and procedures, and to attract and retain sufficient numbers of talented employees. If we are unable to implement these enhancements efficiently, effectively and quickly, we will not be able to successfully grow our business in the future. Our future operating results will also depend on our management's ability to:

•	improve our sales, marketing and customer support programs;

•	improve our R&D efforts;

•	enhance our operational and financial control systems;

•	expand, train and manage our employee base and promptly replace departing employees with key skills; and

•	effectively address new issues related to our growth as they arise.

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

Our financial obligation to Silicon Valley Bank (SVB) could adversely affect our financial health and our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

On May 31, 2013, we entered into a loan and security agreement (Loan Agreement) with SVB pursuant to which SVB made available to us loans under a revolving line to refinance existing indebtedness and for working capital and general business purposes, in a principal amount of up to $26.5 million. Under the Loan Agreement, SVB funded an initial credit extension in the principal amount of $25.0 million on May 31, 2013.

On November 29, 2013, we elected to convert the entire $25.0 million of outstanding advances under the Loan Agreement into a term loan, as provided by the Loan Agreement. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan is scheduled to mature on November 30, 2016, at which time we will be obliged to pay all outstanding principal and accrued and unpaid interest on that date. At our option, we may prepay the outstanding principal balance of the term loan in full or in part. During 2014, we paid SVB $2.7 million (of which $0.7 million was interest and $2.0 million was principal) under the Loan Agreement.

Our obligations to SVB will require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, we granted SVB a security interest in substantially all of our assets, excluding all IP. We are also subject to certain affirmative and negative covenants under the Loan Agreement, including limitations on our ability to: undergo certain change of control events; dispose of our assets; merge or acquire other entities; create, incur, assume, guarantee or be liable with respect to indebtedness; grant liens on any assets; make any dividends in cash; and make or permit any payment on subordinated debt, in each case subject to certain exceptions. In addition, we are subject to a financial covenant under which, if our unrestricted cash, cash equivalents and other short-term investments are less than $60 million, we must maintain a ratio of our short-term assets (including cash, net accounts receivable and short-term investments) to certain liabilities (including our outstanding and owed obligations to SVB and any other liabilities maturing in less than one year) of 1.5:1.0. Under the Loan Agreement, subject to certain exceptions, we are also required to maintain with SVB our primary operating and other deposit accounts and securities accounts. The Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. Any uncured events of default may result in SVB's right to declare all outstanding obligations immediately due and payable and to exercise any other remedies permitted under the Loan Agreement. These obligations and restrictions may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.

We may need additional capital in the future to finance our business.

Our future capital requirements may be substantial as we continue to develop our business and expand our collaborative development efforts. In particular, we may be required to raise additional capital if we choose to expand our business through strategic investments or acquisitions. Our need for additional capital will depend on many factors, including our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining anticipated levels of payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries and markets, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution, maintenance and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform, and any necessary responses to competitive pressures.

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

Our success depends, in large part, on the continued contributions of our senior management team. None of our senior management is bound by written employment contracts to remain with us for a specified period. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Upon hiring or promotion, new senior management personnel must spend a significant amount of time learning our technology, business model and management systems and their new roles, in addition to performing their regular duties. Accordingly, we may experience disruption to our ongoing operations. Moreover, the loss of a member of our senior management or our professional staff would require the remaining management to divert attention to seeking a replacement.

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

Competition in our markets may intensify in the future, which could slow our ability to grow or execute our strategy and could lead to increased pricing pressure, negatively impacting our revenue and ability to attain and maintain profitability. Our current and potential customers may choose to develop their own methods to accelerate R&D activities, including their own combinatorial development methods, particularly if we are slow in developing or deploying our solutions or improving them to meet market needs. We currently face indirect competition from the internal R&D groups of our current and potential customers, particularly those of our customers who work with us to develop knowledge of combinatorial methods and who may then use our methods independently. Several of them also design, develop, manufacture and market semiconductor and clean energy products based on their own solutions or other architectures and develop their own intellectual property internally. They often compete with each other and with us in various applications. Our customers are generally much larger and have significantly greater resources than us. We also face indirect competition from university collaborations, consortia and alliance partnerships. In addition, there may be other providers of high-throughput or combinatorial solutions for the design of and accelerating R&D relating to integrated devices of which we are not aware, and there may be new entrants to the industry in the future, particularly if acceptance of these solutions grows. In addition, we believe that the demand for solutions that address the need for better integration between the design and manufacturing processes may encourage direct competitors to enter into our market. Other potential competitors include fabrication facilities that may decide to offer solutions competitive with ours as part of their value proposition to their customers. If these potential competitors change the pricing environment or are able to attract industry partners or customers faster than we can, we may not be able to grow and execute our strategy as quickly or at all.

A substantial portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions, which includes transactions with both ATMI and SanDisk, disclosed in our financial statements accounted for $5.6 million (11.7%) of our revenue in the year ended December 31, 2014, and $12.8 million (19.0%) and $21.1 million (31.6%) of our revenue for the years ended December 31, 2013 and 2012, respectively. For more information about these transactions, see Note 10 to our consolidated financial statements in this Form 10-K.

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

From time to time, we may be subject to warranty or product liability claims relating to our HPC tools used by our customers, whether use is at our site in San Jose, CA or at the customer’s site. These claims could result in unanticipated expenses as we compensate affected customers for product quality issues. Although we maintain product liability insurance, the insurance is subject to significant deductibles and there is no guarantee that coverage will be available or adequate to protect against all such claims. Alternatively, we may elect to self-insure with respect to certain matters. If an HPC tool sold or licensed to our customers is recalled, we may incur repair, return and/or replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations.

Our inability to effectively manage our inventory could adversely affect our revenue and profitability.

Our CDPs generally consist of our provision of services to our customers, our licensing to customers of IP related to the CDP, and the sale of specialized tools. For these specialized tools, we typically plan production and inventory levels based on internal forecasts of customer demand. These forecasts can be highly unpredictable and can fluctuate substantially, which could lead to excess inventory write-downs and resulting negative impacts on revenue and profitability. In addition, innovation in our industry, or the use of R&D methodologies other than our HPC technology, could render significant portions of our inventory obsolete. If we overestimate our customers' requirements, we may have excess inventory, which could lead to obsolete inventory and unexpected costs. Conversely, if we underestimate our customers' requirements, we may have inadequate inventory, which could lead to foregone revenue opportunities, loss of potential market share and damage to customer relationships as product deliveries may not be made on a timely basis, disrupting our customers' CDP activity schedules.

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

Rapid changes in our customer base as well as entry into new markets may cause substantial revisions in the methodologies used to value our inventory, and therefore increase the amounts related to our obsolete or reserved inventory. We have had write-offs related to obsolete inventory and may continue to have write-offs in the future.

Compliance with environmental, health and safety laws and regulations could increase costs or cause us to incur substantial liabilities.

We are subject to various foreign, federal, state and local environmental laws and regulations governing emissions and discharges of hazardous materials into the air and water; the use, generation, storage, handling, transportation and disposal of, and exposure to, hazardous materials and wastes; remediation of contamination; and employee health and safety. In addition, under certain of these environmental laws, liability can be joint and several and without regard to comparative fault. Our operations involve the use of hazardous materials and produce hazardous waste, and we could become liable for any injury or contamination that could arise due to such use or disposal of these materials. Failure to comply with environmental laws and regulations could result in the imposition of substantial civil and criminal fines and sanctions, could require operational changes or limits or the installation of costly equipment or otherwise lead to third party claims. Future environmental laws and regulations, stricter enforcement of existing laws and regulations, or the discovery of previously unknown contamination or violations of such laws and regulations could require us to incur costs or become the basis for new or increased liabilities, which could impair our operations and adversely affect our business and results of operations.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2014, we reported U.S. federal NOLs in the amount of $69.7 million. In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of December 31, 2014, we owned or had exclusive licenses to 1,252 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under the CDPs. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous three years due to the expense and resource-intensiveness of the patenting process. For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed internally and under our CDPs in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection. A more detailed description of how we protect our IP rights (including patents) is set forth in Part I, Item 1: “Business - Intellectual Property” of this Form 10-K.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. The stock markets in general have experienced price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. A portion of most future fluctuations in our stock price will likely be related to the risk factors described in this section. However, price fluctuations may be disproportionate, or even unrelated, to our operating performance. In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business. Factors that could contribute to volatility in our stock price include but are not limited to the following:

•	fluctuations in our financial results or outlook, or those of our customers or of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurring of debt;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic alliances;

•	litigation involving us, our general industry or both;

•	additions or departures of key personnel;

•	regulatory developments in the U.S., countries in Asia, and/or other foreign countries;

•	significant fluctuations in daily trading volume of our stock due to selling of large blocks of stock by significant stockholders;

•	investors' general perception of us; and

•	general economic and political conditions in the U.S. and globally, such as recessions, interest rate changes and international currency fluctuations.

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

We devoted significant resources to hiring personnel and compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2014. In future years, we may need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. Lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to issue an adverse opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned approximately 69.6% of our common stock outstanding as of December 31, 2014 Based on public filings and our internal records, entities affiliated with Raging Capital Management LLC, entities affiliated with Redpoint Ventures, entities affiliated with Presidio Partners and entities affiliated with U.S. Venture Partners beneficially owned approximately 20.0%, 16.0%, 9.4% and 9.0%, respectively, of our common stock outstanding as of December 31, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of December 31, 2014, we had 47,614,150 shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933 (Securities Act) and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of December 31, 2014, the holders of 11,704,171 shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 13.7 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions described above.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendations regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities
Our facilities currently consist of an aggregate of approximately 146,000 square feet of office, research and development clean room space in San Jose, California, pursuant to a lease that expires in 2025. As of December 31, 2014, we were using approximately 64% of the capacity of our clean room space in San Jose. We have historically expanded and invested in our facilities to support the growth of our CDPs and we expect to be able to continue to do so on commercially reasonable terms as we engage in new CDPs in the future. We have no reason to believe that additional space that we may need in the future will not be available on commercially reasonable terms.

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

	Low	High
Fiscal Year Ended December 31, 2014
First Quarter	$2.55	$5.03
Second Quarter	$2.10	$3.45
Third Quarter	$2.10	$2.64
Fourth Quarter	$1.82	$2.42

	Low	High
Fiscal Year Ended December 31, 2013
First Quarter	$8.25	$10.69
Second Quarter	$7.00	$10.20
Third Quarter	$5.46	$7.54
Fourth Quarter	$4.86	$6.41
As of February 25, 2015, there were approximately 38 holders of record of our common stock. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business, and do not plan to declare or pay any dividends on shares of our common stock in the foreseeable future. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon a number of factors, including our earnings, capital requirements, requirements under the Delaware General Corporation Law, restrictions and covenants pursuant to any credit facilities we may enter into, our overall financial condition and any other factors deemed relevant by our board of directors.

Performance Graph
The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (^IXIC) and (ii) Philadelphia Stock Exchange Semiconductor Index (SOX) for the period from November 18, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.50 on November 18, 2011 and in the NASDAQ Composite Index and Philadelphia Stock Exchange Semiconductor Index on November 18, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

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
We derived the consolidated statements of operations data for 2014, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue:
CDP and services revenue	$30,540	$45,744	$47,468	$36,733	$27,705
Product revenue	84	6,726	3,495	2,717	6,959
Licensing and royalty revenue	17,071	14,936	15,864	14,380	8,010
Total revenue	47,695	67,406	66,827	53,830	42,674
Cost of revenue	24,651	32,485	28,403	25,469	20,926
Gross profit	23,044	34,921	38,424	28,361	21,748
Operating expenses:
Research and development	24,320	24,502	21,839	19,260	13,917
Sales and marketing	5,770	6,475	5,433	4,285	4,074
General and administrative	12,636	11,973	10,868	8,534	5,761
Restructuring	1,361	—	—	—	—
Total operating expenses	44,087	42,950	38,140	32,079	23,752
(Loss) income from operations	(21,043)	(8,029)	284	(3,718)	(2,004)
Other income (expense):
Interest (expense) income, net	(682)	(830)	(1,004)	(87)	43
Other (expense) income, net	(29)	57	15	(26,167)	202
Total other income (expense), net	(711)	(773)	(989)	(26,254)	245
Loss before provision for income taxes	(21,754)	(8,802)	(705)	(29,972)	(1,759)
Provision for income taxes	7	17	51	43	19
Net loss	(21,761)	(8,819)	(756)	(30,015)	(1,778)
Accretion on redeemable convertible preferred stock	—	—	—	(8,660)	(14,162)
Net loss attributable to common stockholders	$(21,761)	$(8,819)	$(756)	$(38,675)	$(15,940)
Net loss per share of common stock, basic and diluted	$(0.47)	$(0.20)	$(0.02)	$(3.99)	$(2.86)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	46,718,495	44,958,120	42,966,448	9,698,880	5,567,286
Other Data:
Adjusted EBITDA (unaudited)	$(2,782)	$6,907	$12,895	$6,367	$4,589
Adjusted earnings (unaudited)	$(14,379)	$(3,336)	$2,896	$(842)	$(358)

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,069	$72,083	$78,283	$81,002	$23,064
Working capital	62,077	67,396	52,207	74,665	4,825
Total assets	105,437	124,482	123,685	127,814	55,571
Long-term debt, including current portion	23,000	25,000	26,514	27,318	—
Preferred stock warrant liability	—	—	—	—	215
Redeemable convertible preferred stock	—	—	—	—	55,633
Accumulated accretion of redeemable convertible preferred stock to redemption values	—	—	—	—	34,426
Total stockholders' equity (deficit)	$70,265	$84,852	$85,517	$80,173	$(64,356)
Non-GAAP Financial Measure
We believe that the use of adjusted EBITDA and adjusted earnings, both non-GAAP financial measures, are helpful for an investor in determining whether to invest in our common stock. We include both adjusted EBITDA and adjusted earnings in this Annual Report on Form 10-K because (i) we seek to manage our business to consistent levels of adjusted EBITDA and adjusted earnings, (ii) these measures are a key basis upon which our management assesses our operating performance, (iii) they are primary metrics investors use in evaluating companies' performance in our industry and (iv) they are factors in the evaluation of the performance of our management in determining compensation. We define adjusted EBITDA as net income (loss) less interest, provision for income taxes, depreciation and amortization expense, non-cash impairment charges, non-cash revenue adjustments as a result of common stock warrants issued to customers, derivative mark-to-market adjustments, restructuring related charges and stock-based compensation expense. We define adjusted earnings as net income (loss) less non-cash revenue adjustments as a result of common stock warrants issued to customers, derivative mark-to-market adjustments, restructuring related charges and stock-based compensation expense.
We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization expense, the impact of non-cash impairment charges, the non-cash impact of common stock warrants issued to customers, restructuring related charges and the impact of stock-based compensation expense.
We believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment, restructuring related charges or other contractual commitments;

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

We also believe adjusted earnings and similar measures are also widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted earnings do not reflect our cash expenditures for capital equipment, restructuring related charges or other contractual commitments;

•	Adjusted earnings do not reflect changes in, or cash requirements for, our working capital needs; and

•	Other companies, including companies in our industry, may calculate adjusted earnings measures differently, which reduces their usefulness as a comparative measure.
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
The following tables present a reconciliation of adjusted EBITDA and our adjusted earnings to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Years Ended December 31,
Adjusted EBITDA:	2014	2013	2012	2011	2010
	(in thousands)
Net loss	$(21,761)	$(8,819)	$(756)	$(30,015)	$(1,778)
Non-GAAP adjustments:
Revenue(1)	—	—	—	312	—
Interest, net	682	830	1,004	641	13
Provision for taxes	7	17	51	43	19
Depreciation, amortization and impairments	10,908	9,396	8,944	7,079	4,971
Mark-to-market derivative liability	—	—	—	25,865	—
Restructuring charges	1,361	—	—	—	—
Stock-based compensation expense(2)	6,021	5,483	3,652	2,442	1,364
Adjusted EBITDA	$(2,782)	$6,907	$12,895	$6,367	$4,589

	Years Ended December 31,
Adjusted Earnings:	2014	2013	2012	2011	2010
	(in thousands)
Net loss	$(21,761)	$(8,819)	$(756)	$(30,015)	$(1,778)
Non-GAAP adjustments:
Revenue(1)	—	—	—	312	—
Interest expense (preferred stock warrant mark-to-market)	—	—	—	554	56
Mark-to-market derivative liability	—	—	—	25,865	—
Restructuring charges	1,361	—	—	—	—
Stock-based compensation expense(2)	6,021	5,483	3,652	2,442	1,364
Adjusted earnings	$(14,379)	$(3,336)	$2,896	$(842)	$(358)
_______________________________________________________________________________

(1)	Reduction in revenue as a result of common stock warrants issued in connection with a customer agreement

(2)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$1,315	$1,453	$1,011	$622	$285
Research and development	1,234	1,301	872	462	204
Sales and marketing	1,470	1,175	774	770	422
General and administrative	2,002	1,554	995	588	453
Total stock-based compensation	$6,021	$5,483	$3,652	$2,442	$1,364

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Strategy. Our overall strategy.

•	Basis of Presentation. A summary of the primary elements of our financial results.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our financial results comparing the year ended December 31, 2014 to the year ended December 31, 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
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
Overview
We provide thin film solutions to advanced technological problems facing multiple industries, including, for example, the semiconductor and clean energy industries. These industries manufacture products by depositing thin films of advanced materials using customized processes to create structures that must meet increasingly rigorous optical, mechanical or electrical specifications. Developing advanced thin film structures capable of addressing the specifications of particular applications increasingly requires the evaluation of a wider range of materials, as well as the development of a broader range of processes. Due to our flexibility, speed and materials focus, we are able to assist our customers by more quickly evaluating candidate materials and combining them into thin film solutions that meet their specific needs.
We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $47.7 million for the year ended December 31, 2014 from $67.4 million for the year ended December 31, 2013. Our net loss increased to $21.8 million for the year ended December 31, 2014 from a net loss of $8.8 million for the year ended December 31, 2013. Our backlog as of December 31, 2014 was $39.5 million, of which $25.5 million is scheduled to be recognized as revenue during 2015, and $14.0 million is scheduled to be recognized as revenue in future periods beyond 2015. As of December 31, 2013, we had backlog of approximately $56.4 million. Since inception, we have incurred net losses leading to an accumulated deficit of $131.9 million as of December 31, 2014.
Strategy

Our mission is to drive our customers' success by transforming R&D and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, LEDs, displays and other applications and markets that rely on thin films for differentiation. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Inc. (ATMI; a wholly owned subsidiary of Entegris, Inc.), Elpida

Memory, Inc. (Elpida; a wholly owned subsidiary of Micron Technology, Inc.), First Solar, Inc. (First Solar), Guardian Industries, Corp. (Guardian), Micron Technology, Inc. (Micron), SanDisk Corporation (SanDisk), Toshiba Corporation (Toshiba) and Ulyanovsk Center for Technology Transfer of the Russian Federation (UCTT). ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.

Basis of Presentation
How We Generate Revenue
Our customer engagement process generates revenue in three ways: CDP and services revenue; product revenue; and licensing and royalty revenue. CDPs are our primary engagement model with customers and are structured to result in licensing and/or royalty revenue. When we initially engage with a customer, we generate revenue from micro-CDPs, CDPs and licensing of our high productivity combinatorial (HPC) platform. Our micro-CDPs are smaller, customer-paid programs that require significantly less investment from our customers but allow us to demonstrate the capabilities of our HPC platform to a customer without requiring them to commit to a multi-year agreement. We use these micro-CDPs to demonstrate the capabilities and value of our HPC platform to these new customers, with the objective of engaging with these customers in a full CDP. When technology developed through CDPs is incorporated in our customers' commercialized products, we generate licensing and/or royalty revenue. In certain cases, we sell HPC processing tools to our customers, who pay us a recurring license fee for the right to operate those tools using our combinatorial processing methodology.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
CDP and services revenue	$30,540	$45,744	$47,468
Product revenue	84	6,726	3,495
Licensing and royalty revenue	17,071	14,936	15,864
Total revenue	$47,695	$67,406	$66,827

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

•
Product revenue.  Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for CDPs and licensing fees and royalties. As our other revenue streams increase we expect our product revenue to decrease as a percentage of our overall revenue. Product revenue is recognized upon shipment (when title and risk of loss have passed to the customer), and customer acceptance, if required, is achieved.

•
Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and IP. Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. During 2012, in connection with a CDP, we recognized revenue on the sale of intellectual property that was developed during the term of the CDP. Included in licensing and royalty revenue, during the year ended December 31, 2014, is an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of CDP activities with them. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.
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
Our proprietary platform was initially created to address critical development challenges in the semiconductor industry and we began generating revenue in 2006. The applicability of our platform to address similar challenges in adjacent vertical markets such as clean energy markets has created, and we believe will continue to create, new market opportunities for us. We began generating revenue from customers in the clean energy industry during the year ended December 31, 2010, and continued to generate revenue from customers in the clean energy industry through 2014. We believe collaborating with companies in the clean energy industry will accelerate the long-term growth of our business. The following table sets forth our revenue by customer end market:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Semiconductor	$31,719	$46,905	$55,181
Clean energy	15,976	20,501	11,646
Total	$47,695	$67,406	$66,827
Key Financial Metrics
We monitor the key financial metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, manage our human resources and assess operational efficiencies.
Revenue growth and mix.    We monitor revenue from CDPs for existing and new customers, applications and the resulting licensing fees and royalties. To increase our ability to serve and accelerate innovation more broadly across certain market segments, we expect to engage in an increasing number of pre-competitive programs that allow us to accumulate, reuse and more broadly license information and innovation that we discover and develop. Such engagements include but are not limited to "micro-CDPs," which are shorter and narrower in scope than full CDPs and intended to give new customers an opportunity to become more familiar with our approach before making a long-term commitment.
Backlog.    We monitor our backlog as it represents the aggregate value of contracted business not yet recognized. Our backlog consists of future revenue that our customers are contractually committed to pay in our CDPs and guaranteed licensing and royalty revenue for our developed technology and intellectual property. Our backlog as of December 31, 2014 was $39.5 million, of which $25.5 million is scheduled to be recognized as revenue during 2015, and $14.0 million is scheduled to be recognized as revenue in future periods beyond 2015.
Adjusted EBITDA.    We monitor our adjusted EBITDA to measure the profitability of our business. We use adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness, the impact of depreciation and amortization expense, the non-cash impact of the mark-to-market of our derivative liability as a result of the Symyx asset purchase transaction and common stock warrants issued to customers, restructuring related charges, and the impact of stock-based compensation expense. See "Selected Consolidated Financial Data—Non-GAAP Financial Measure" for a reconciliation of adjusted EBITDA to our net loss, the most comparable GAAP measure.
Adjusted earnings.    We monitor our adjusted earnings to measure the profitability of our business. We use adjusted earnings as a performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, the non-cash impact of the mark-to-market of our derivative liability as a result of the Symyx asset purchase transaction and common stock warrants issued to customers, restructuring related charges, and the impact of stock-based compensation expense. See "Selected Consolidated Financial Data

—Non-GAAP Financial Measure" for a reconciliation of our adjusted earnings to our net loss, the most comparable GAAP measure.
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
Exposure to semiconductor memory and clean energy end markets.    Our performance is linked to the end markets in which our customers operate. Certain of these markets, such as the semiconductor memory markets and the clean energy market, have historically shown significant price volatility as a result of imbalances in supply and demand. As such, these markets have been traditionally challenging for participants. We attempt to manage this end market risk by participating in multiple end markets and by selecting customers that we believe will be successful in those markets.
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
Long sales cycles.    Our sales cycles are long, and we commit significant resources to and incur significant expenses for a project before a potential customer commits to use our HPC platform or commits to a CDP. To be successful, we must establish contact with potential customers, often with senior management or executive officers, and educate them about the benefits of our HPC platform. Our sales cycles to date have typically ranged from 9 to 24 months and may be even longer in the future. Investment of time and resources in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and results of operations.
Customer concentration.    Due to the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, our revenue is and may continue to be concentrated to key high-volume customers. For example, our three largest customers in the year ended December 31, 2014, one of which completed their CDP with us during 2014, accounted for 62% of our revenue. However, we believe there is an opportunity to expand our engagements with our customers into new applications over time. In addition, because our platform is broadly applicable to industries whose products rely on thin films for differentiation, including semiconductors, flat glass coatings and glass-based devices, solar cells, LEDs, flat-panel displays and other energy-efficient technologies, we believe we have significant opportunities to engage with a broad range of customers.
Related Party Transactions.    Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $5.6 million and $12.8 million, or 11.7% and 19.0%, respectively, of our revenue for the years ended December 31, 2014 and 2013. ATMI, which beneficially owns approximately 5.4% of our capital stock as of December 31, 2014, accounted for $3.7 million and $8.4 million, or 7.8% and 13.0%, respectively, of our revenue for the years ended December 31, 2014 and 2013. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. In addition, conflicts of interest may arise between us and our related parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including new CDPs with competitors of such related parties, which could have a material adverse effect on our ability to do business.

Cost of Revenue and Operating Expenses
Cost of Revenue
The following table sets forth our cost of revenue by revenue category:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues:
Cost of CDP and services revenue	$24,342	$29,063	$26,492
Cost of product revenue	16	3,175	1,635
Cost of licensing and royalty revenue	293	247	276
Total cost of revenues	$24,651	$32,485	$28,403

Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs.

•
Cost of CDP and services revenue. Our cost of CDP and services revenue is primarily comprised of salaries and other personnel-related expenses (including stock-based compensation) for our collaborative research and development scientists, engineers and development fab process operations employees. Additionally, our cost of revenue includes costs of wafers, targets, materials, program-related supplies, third-party professional fees and depreciation of equipment used in CDPs. Inventory obsolescence and customer related asset impairments are included in cost of CDP and services revenue.

•
Cost of product revenue.  Our cost of product revenue primarily includes our cost of products sold and will fluctuate based on the type of product and configuration sold. Cost of product revenue is recognized upon product shipment (when title and risk of loss transfer) and customer acceptance, if required. The variability in cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period.

•
Cost of licensing and royalty revenue.  Our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents, which were acquired as part of our completion of the Symyx asset purchase transaction in November 2011, and licensing obligations.

Research and Development
Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses (including stock-based compensation expenses) for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. R&D overhead costs that are not allocated to a customer program are recognized as expenses within R&D. We expect our R&D expense to increase modestly in absolute dollars in the near-term periods as resources are reallocated from customer CDPs to R&D and as we continue to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expense will increase modestly in absolute dollars in the near-term periods. In October 2014, we entered into separation agreements with our former Chief Executive Officer and General Counsel and recognized increased compensation expense in connection with those agreements during the three months ending December 31, 2014.
Restructuring Expense
After experiencing a reduced level of CDP activity, we initiated reductions in force in February 2014 and May 2014 with respect to approximately 18% and 10% of our workforce at such times, respectively. These reductions in force were part of an overall plan to reduce our costs structure and were completed during the year ended December 31, 2014. Restructuring expenses consisted of personnel related costs.
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
Other (Expense) Income, net
Other income consists of municipal economic development grant proceeds and foreign exchange gains and losses that have not been significant.
Provision for Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. To date, we have incurred net losses and have not recorded any U.S. federal income tax benefits as these losses have been offset by valuation allowances. As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $69.7 million and $64.0 million, respectively. Of these amounts, $13.9 million and $13.1 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. In addition, we had $7.8 million in U.S. federal R&D credit and $8.5 million in California R&D credit carryforwards to offset future income tax liabilities. Our ability to use our net operating loss carryforwards to offset future taxable income and our ability to use our tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations arising from "ownership changes" within the meaning of Section 382 of the Internal Revenue Code.
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
For multiple-element transactions entered into on or after January 1, 2011, we recognize revenue using estimated selling prices of the delivered goods and services. We have not established VSOE for the determination of estimated selling price of elements, and since third-party evidence is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, we evaluate factors to determine estimated selling prices (ESP) for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to recognize hardware and software using the relative selling prices of each of the deliverables in the arrangement.
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
Expected Volatility - The expected volatility is derived primarily from historical volatilities of several unrelated, publicly listed peer companies over a period approximately equal to the expected term of the award and to a lesser extent, our weighted historical volatility following our IPO in November 2011. When making the selections of our industry peer companies to be used in the volatility calculation, we considered the size, operational and economic similarities to our principal business operations.

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
As of December 31, 2014 we had $10.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.6 years. In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation to be recognized as these awards vest and as we issue additional stock-based awards to attract and retain employees.
The intrinsic value of all outstanding awards as of December 31, 2014 was $4.0 million based on the $1.93 per share closing sale price for our common stock on December 31, 2014.

Results of Operations
Comparison of the Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
		(in thousands)
Revenue:
CDP and services revenue	$30,540	$45,744	$(15,204)	(33)%
Product revenue	84	6,726	(6,642)	(99)%
Licensing and royalty revenue	17,071	14,936	2,135	14%
Total revenue	47,695	67,406	(19,711)	(29)%
Cost of revenue	24,651	32,485	(7,834)	(24)%
Gross profit	23,044	34,921	(11,877)	(34)%
Operating expenses:
Research and development	24,320	24,502	(182)	(1)%
Sales and marketing	5,770	6,475	(705)	(11)%
General and administrative	12,636	11,973	663	6%
Restructuring	1,361	—	1,361	100%
Total operating expenses	44,087	42,950	1,137	3%
Loss from operations	(21,043)	(8,029)	(13,014)
Other income (expense):
Interest expense, net	(682)	(830)	148
Other (expense) income, net	(29)	57	(86)
Total other income (expense), net	(711)	(773)	62
Loss before provision for income taxes	(21,754)	(8,802)	(12,952)
Provision for income taxes	7	17	(10)
Net loss	$(21,761)	$(8,819)	$(12,942)

Revenue

Our revenue decreased by $19.7 million, or 29%, to $47.7 million during the year ended December 31, 2014 from $67.4 million during the year ended December 31, 2013 due to decreases in CDP and services and product revenue that was partially offset by an increase in licensing and royalty revenue.

CDP and services revenue decreased by $15.2 million, or 33%, to $30.5 million during the year ended December 31, 2014 from $45.7 million during the year ended December 31, 2013. This decrease was primarily attributable to a $21.4 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This is partially offset by $5.3 million in revenue derived from the extension and expansion of existing customer engagements, combined with $0.9 million in revenue derived from new customer engagements.

Product revenue decreased by $6.6 million, or 99%, to $0.1 million during the year ended December 31, 2014 from $6.7 million during the year ended December 31, 2013. This decrease was attributable to the configuration and number of workflow sales that were completed during the year ended December 31, 2013 compared to one workflow upgrade sold during the year ended December 31, 2014.

Licensing and royalty revenue increased by $2.1 million, or 14%, to $17.1 million during the year ended December 31, 2014 from $14.9 million during the year ended December 31, 2013. This increase was primarily attributable to a $3.1 million increase in minimum license and royalty fees from new and existing customer contracts, which was partially offset by a reduction in scheduled minimum license fees guaranteed by customer contracts of $1.0 million. Included in licensing and royalty revenue, during the year ended December 31, 2014, is an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of CDP activities with them.

The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2014 and 2013 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues

United States	$42,350	88%	$47,752	71%
Japan	2,726	6%	12,691	19%
APAC other	1,781	4%	2,958	4%
Europe and Middle East	838	2%	4,005	6%
Total	$47,695	100%	$67,406	100%

Cost of Revenue

Cost of revenue decreased by $7.8 million, or 24%, to $24.7 million during the year ended December 31, 2014 from $32.5 million during the year ended December 31, 2013. This change was a result of a $5.8 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain CDP and service agreements and $3.0 million decrease in direct product costs consistent with decreased product revenue. The decrease in cost of revenue is partially offset by a $0.9 million increase in provisions for obsolete inventory.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 48.3% during the year ended December 31, 2014 compared to 51.8% for the year ended December 31, 2013. This decrease was primarily attributable to increased investments in customer CDPs and provisions for obsolete inventory for the year ended December 31, 2014.

Research and Development

R&D expenses decreased by $0.2 million, or 1%, to $24.3 million during the year ended December 31, 2014 from $24.5 million during the year ended December 31, 2013. The change was primarily attributable to a decrease in employee and professional services related costs of $3.4 million, offset by an increase of $2.6 million in depreciation expense due to assets reassigned to development previously used by customer CDPs and increased costs for internal development, and, to a lesser extent, increased rent expense of $0.8 million. Research and development expense included stock-based compensation of $1.2 million and $1.3 million during the years ended December 31, 2014 and 2013, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $0.7 million, or 11%, to $5.8 million during the year ended December 31, 2014 from $6.5 million during the year ended December 31, 2013. The change is primarily due to lower personnel costs related to decreased wage expense, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $1.5 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

General and Administrative

General and administrative expenses increased by $0.7 million, or 6%, to $12.6 million during the year ended December 31, 2014 from $12.0 million during the year ended December 31, 2013. This increase is primarily attributable to $0.7 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits, including severance expense of $0.5 million related to severance agreements with our former Chief Executive Officer and General Counsel, and to a lesser extent, increased rent expense of $0.3 million. These costs are partially offset by a $0.2 million decrease in professional fees and other administrative expenses. General and administrative expense included stock-based compensation of $2.0 million and $1.6 million during the years ended December 31, 2014 and 2013, respectively.

Restructuring Charges

Restructuring expenses were $1.4 million during the year ended December 31, 2014, compared to zero for the year ended December 31, 2013. In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss increased by $13.0 million, to an operating loss of $21.0 million during the year ended December 31, 2014 from an operating loss of $8.0 million during year ended December 31, 2013. The increase in operating loss is consistent with the decline in revenues during those periods. Our operating expenses increased by $1.1 million to $44.1 million, which included $1.4 million in restructuring related expenses, during the year ended December 31, 2014 from $43.0 million during the year ended December 31, 2013.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with Silicon Valley Bank (SVB) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

Interest expense, net decreased by $0.1 million to $0.7 million during the year ended December 31, 2014 from $0.8 million during the year ended December 31, 2013 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the year ended December 31, 2014 and interest on our note payable to Symyx and credit facility with SVB during the year ended December 31, 2013.

Other (Expense) Income, net

Other (expense) income, net, for the years ended December 31, 2014 and 2013 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2014 and 2013 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss increased by $12.9 million, to a net loss of $21.8 million during the year ended December 31, 2014 from a net loss of $8.8 million during the year ended December 31, 2013. The difference between operating loss and net loss during the year ended December 31, 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

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

Research and Development

R&D expense increased by $2.7 million, or 12%, to $24.5 million during the year ended December 31, 2013 from $21.8 million during the year ended December 31, 2012. The change is primarily attributable to $2.4 million in higher personnel costs as a result of increased headcount, costs incurred and accrued related to the employee classification matter, as discussed in Note 5 to our consolidated financial statements in our 2013 Form 10-K, higher stock-based compensation expense, and $0.8 million in engineering parts and other expenses associated with new application development. These costs were partially offset by a $0.5 million decrease in depreciation expense due to an asset impairment expense related to the retirement of assets previously supporting new application development during the year ended December 31, 2012. R&D expense included stock-based compensation of $1.3 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively.

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

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with SVB and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011.

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

Other Income, net

Other income, net for the years ended December 31, 2013 and 2012 consisted of municipal development grant proceeds and foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2013 and 2012 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss increased by $8.1 million, to a net loss of $8.8 million during the year ended December 31, 2013 from a net loss of $0.8 million during the year ended December 31, 2012. The difference between operating income and net loss during the year ended December 31, 2013 is primarily comprised of interest expense associated with our note payable to Symyx and interest on our credit facility and subsequent term loan with SVB.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Please note that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2014 were as follows (in thousands, except share and per share amounts):

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(unaudited)
Revenue:
CDP and services revenue	$7,090	$7,699	$6,865	$8,886	$10,886	$11,156	$12,799	$10,903
Product revenue	84	—	—	—	874	2,748	—	3,104
Licensing and royalty revenue	3,827	3,156	3,069	7,019	3,857	3,844	3,809	3,426
Total revenue	11,001	10,855	9,934	15,905	15,617	17,748	16,608	17,433
Cost of revenue	6,280	6,167	5,636	6,568	8,438	9,064	7,140	7,843
Gross profit	4,721	4,688	4,298	9,337	7,179	8,684	9,468	9,590
Operating expenses:
Research and development	6,129	5,023	6,212	6,956	6,775	6,107	5,448	6,172
Sales and marketing	1,422	1,321	1,379	1,648	1,716	1,544	1,578	1,637
General and administrative	3,092	3,134	3,097	3,313	2,931	3,008	3,042	2,992
Restructuring charges	—	—	293	1,068	—	—	—	—
Total operating expenses	10,643	9,478	10,981	12,985	11,422	10,659	10,068	10,801
Loss from operations	(5,922)	(4,790)	(6,683)	(3,648)	(4,243)	(1,975)	(600)	(1,211)
Other income (expense):
Interest expense, net	(150)	(159)	(179)	(194)	(181)	(168)	(231)	(250)
Other (expense) income, net	(16)	(13)	5	(5)	(9)	(2)	87	(19)
Total other (expense) income, net	(166)	(172)	(174)	(199)	(190)	(170)	(144)	(269)
Loss before provision for income taxes	(6,088)	(4,962)	(6,857)	(3,847)	(4,433)	(2,145)	(744)	(1,480)
Provision (benefit) for income taxes	—	1	2	4	(15)	26	—	6
Net loss	(6,088)	(4,963)	(6,859)	(3,851)	(4,418)	(2,171)	(744)	(1,486)
Net loss per share of common stock, basic	$(0.13)	$(0.11)	$(0.15)	$(0.08)	$(0.10)	$(0.05)	$(0.02)	$(0.03)
Net loss per share of common stock, diluted	$(0.13)	$(0.11)	$(0.15)	$(0.08)	$(0.10)	$(0.05)	$(0.02)	$(0.03)
Shares used in computing net loss per share of common stock, basic	46,906,330	46,842,055	46,780,186	46,337,810	45,850,075	45,191,514	44,630,442	44,138,813
Shares used in computing net loss per share of common stock, diluted	46,906,330	46,842,055	46,780,186	46,337,810	45,850,075	45,191,514	44,630,442	44,138,813

Liquidity and Capital Resources
As of December 31, 2014, we had $65.1 million of cash, cash equivalents and short-term investments and $62.1 million of net working capital.
As of December 31, 2014, we had debt outstanding of $23.0 million related to a term loan with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations. In addition, we are subject to a financial covenant under which, if our unrestricted cash, cash equivalents and other short-term investments are less than $60 million, we must maintain a ratio of our short-term assets (including cash, net accounts receivable and short-term investments) to certain liabilities (including our outstanding and owed obligations to SVB and any other liabilities maturing in less than one year) of 1.5:1.0. Although this ratio is not currently applicable, we believe that we will be in compliance with this ratio for the next 12 months.
To date, we have incurred significant losses. During the years ended December 31, 2014, 2013 and 2012, we incurred net losses of $21.8 million, $8.8 million, and $0.8 million. As of December 31, 2014, our accumulated deficit was $131.9 million.
We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand CDPs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional collaborations in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.
Cash Flows
The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(1,850)	$7,779	$3,486
Net cash used in investing activities	$(47,658)	$(15,119)	$(7,834)
Net cash (used in) provided by financing activities	$(810)	$1,140	$1,629

Cash Flows from Operating Activities
We experienced a negative cash flow from operating activities during the year ended December 31, 2014 and experienced positive cash flows from operating activities during the year ended December 31, 2013 and 2012.
Net cash used in operating activities during the year ended December 31, 2014 of $1.9 million was primarily attributable to our net loss of $21.8 million offset by non-cash charges of $10.9 million in depreciation, amortization and accretion, $6.0 million in stock-based compensation and $0.6 million in impairments related to retired assets previously supporting customer collaborative development programs. Cash flow from our operating assets and liabilities increased $2.3 million primarily as a result of decrease in accounts receivable of $1.7 million and inventory usage and obsolescence of $1.6 million, offset by a decrease in accrued liabilities of $1.8 million.
Net cash provided by operating activities during the year ended December 31, 2013 of $7.8 million was primarily attributable to our net loss of $8.8 million offset by non-cash charges of $9.4 million of depreciation and amortization and $5.5 million in stock-based compensation. Cash flow from operating assets and liabilities increased $1.7 million primarily as a result of an increase in accrued liabilities of $1.8 million and decrease in accounts receivable of $1.3 million, offset by an increase in inventory of $1.3 million.
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
During the year ended December 31, 2014, cash used in investing activities was $47.7 million as a result of $43.6 million in purchases, net of maturities, of short-term investments, $2.8 million in capital expenditures and $1.2 million in capitalized patent and trademark costs.
During the year ended December 31, 2013 cash used in investing activities was $15.1 million as a result of $13.5 million in capital expenditures and $1.6 million in capitalized patent and trademark costs.
During the year ended December 31, 2012, cash used in investing activities was $7.8 million as a result of $6.6 million in capital expenditures and $1.3 million in capitalized patent and trademark costs.
Cash Flows from Financing Activities
To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. In 2013 we entered into a term loan with SVB and have a remaining principal balance of $23.0 million as of December 31, 2014.
During the year ended December 31, 2014, cash used in financing activities was $0.8 million, primarily as a result of principal payments on our term loan to SVB of $2.0 million offset by proceeds from the exercise of common stock options of $1.2 million.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$26,425	$1,757	$4,652	$4,980	$15,036
Term loan	23,000	2,000	21,000	—	—
Contractual interest payments on term loan	1,505	733	772	—	—
Purchase obligations(1)	421	421	—	—	—
Total	$51,351	$4,911	$26,424	$4,980	$15,036
(1) Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the year ended December 31, 2014, we made regular lease payments of $1.3 million under this operating lease agreement and our lease obligation under the agreement as of December 31, 2014 was $26.4 million.
We have a term loan with SVB that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and investment accounts as of December 31, 2014 totaled $65.1 million consisting of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. If overall interest rates fell 10% for the year ended December 31, 2014, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial condition or our results of operation.
On November 29, 2013 we converted our credit facility with SVB into a term loan with a principal amount of $25 million with SVB that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the loan are fixed we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the loan agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of December 31, 2014, we were in compliance with the covenants in the loan agreement. If we are ever unable to meet the covenants in the loan agreement, we could also be required to renegotiate the terms of credit under the loan agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.
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
We have audited the accompanying consolidated balance sheets of Intermolecular, Inc. and subsidiaries as of December 31, 2014, and 2013 and the related consolidated statements of operations, comprehensive loss, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Intermolecular, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intermolecular, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on Intermolecular, Inc.’s internal control over financial reporting based on our audits.

We conducted our audit of the consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermolecular, Inc. and subsidiaries as of December 31, 2014, and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Intermolecular, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
February 27, 2015

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,765	$72,083
Short-term investments	43,304	—
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2014 and December 31, 2013	5,321	6,791
Accounts receivable, due from related parties	—	231
Inventory, current portion	34	—
Prepaid expenses and other current assets	1,784	2,247
Total current assets	72,208	81,352
Inventory, net of current portion	5,894	6,510
Property and equipment, net	19,106	28,485
Intangible assets, net	7,941	7,855
Other assets	288	280
Total assets	$105,437	$124,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862	$2,157
Accrued liabilities	2,101	3,672
Accrued compensation and employee benefits	1,628	3,655
Deferred revenue	2,709	2,087
Related party deferred revenue	831	385
Note payable	2,000	2,000
Total current liabilities	10,131	13,956
Deferred revenue, net of current portion	1,103	830
Deferred rent, net of current portion	2,810	1,844
Note payable, net of current portion	21,000	23,000
Other long-term liabilities	128	—
Total liabilities	35,172	39,630
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 47,614,150 and 46,486,372 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	48	46
Additional paid-in capital	202,139	194,930
Accumulated other comprehensive loss	(37)	—
Accumulated deficit	(131,885)	(110,124)
Total stockholders’ equity	70,265	84,852
Total liabilities and stockholders’ equity	$105,437	$124,482

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Collaborative development program and services revenue	$30,540	$45,744	$47,468
Product revenue	84	6,726	3,495
Licensing and royalty revenue	17,071	14,936	15,864
Total revenue	47,695	67,406	66,827
Cost of revenue:
Cost of collaborative development program and services revenue	24,342	29,063	26,492
Cost of product revenue	16	3,175	1,635
Cost of licensing and royalty revenue	293	247	276
Total cost of revenue	24,651	32,485	28,403
Gross profit	23,044	34,921	38,424
Operating expenses:
Research and development	24,320	24,502	21,839
Sales and marketing	5,770	6,475	5,433
General and administrative	12,636	11,973	10,868
Restructuring charges	1,361	—	—
Total operating expenses	44,087	42,950	38,140
(Loss) income from operations	(21,043)	(8,029)	284
Other income (expense):
Interest expense, net	(682)	(830)	(1,004)
Other (expense) income, net	(29)	57	15
Total other income (expense), net	(711)	(773)	(989)
Loss before provision for income taxes	(21,754)	(8,802)	(705)
Provision for income taxes	7	17	51
Net loss	$(21,761)	$(8,819)	$(756)
Net loss per share of common stock, basic and diluted	$(0.47)	$(0.20)	$(0.02)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	46,718,495	44,958,120	42,966,448
Related Party Transactions
The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2014	2013	2012
Revenue:
Collaborative development program and services revenue	$1,114	$7,374	$11,838
Product revenue	—	—	2,139
Licensing and royalty revenue	4,480	5,440	7,091
Total revenue	$5,594	$12,814	$21,068
Cost of Revenue:
Cost of collaborative development program and services revenue	$—	$4	$55
Total cost of revenue	$—	$4	$55
See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(21,761)	$(8,819)	$(756)
Unrealized losses on available-for-sale-securities	(37)	—	—
Other comprehensive loss	(37)	—	—
Comprehensive loss, net of income tax	$(21,798)	$(8,819)	$(756)
See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Stockholders' Equity
	Common stock
			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balances as of December 31, 2011	42,218,906	$42	$180,680	$(100,549)	$—	$80,173
Issuance of common stock from option exercises	1,747,214	2	2,446	—	—	2,448
Issuance of restricted stock awards	80,850	—	—	—	—	—
Stock-based compensation	—	—	3,652	—	—	3,652
Net loss	—	—	—	(756)	—	(756)
Balances as of December 31, 2012	44,046,970	44	186,778	(101,305)	—	85,517
Issuance of common stock from option exercises	2,032,571	2	2,669	—	—	2,671
Issuance of restricted stock awards	353,555	—	—	—	—	—
Vesting of restricted stock units	53,276	—	—	—	—	—
Stock-based compensation	—	—	5,483	—	—	5,483
Net loss	—	—	—	(8,819)	—	(8,819)
Balances as of December 31, 2013	46,486,372	46	194,930	(110,124)	—	84,852
Issuance of common stock from option exercises	593,173	2	1,188	—	—	1,190
Issuance of restricted stock awards, net	404,749	—	—	—	—	—
Vesting of restricted stock units	129,856	—	—	—	—	—
Stock-based compensation	—	—	6,021	—	—	6,021
Other comprehensive loss	—	—	—	—	(37)	(37)
Net loss	—	—	—	(21,761)	—	(21,761)
Balances as of December 31, 2014	47,614,150	$48	$202,139	$(131,885)	$(37)	$70,265
See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(21,761)	$(8,819)	$(756)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	10,948	9,396	7,995
Stock-based compensation	6,021	5,483	3,652
Impairment of long-lived assets	629	—	949
Loss on disposal of property and equipment	—	9	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	94	(958)	371
Inventory	1,581	(1,326)	(1,459)
Accounts receivable	1,701	1,308	2,788
Accounts payable	(635)	747	(177)
Accrued and other liabilities	(1,769)	1,767	(369)
Deferred revenue	895	616	726
Related party deferred revenue	446	(444)	(10,236)
Net cash (used in) provided by operating activities	(1,850)	7,779	3,486
Cash flows from investing activities:
Purchase of short-term investments	(48,451)	(1,001)	(2,201)
Redemption of short-term investments	4,802	1,001	2,201
Purchase of property and equipment	(2,815)	(13,534)	(6,560)
Purchased and capitalized intangible assets	(1,194)	(1,585)	(1,274)
Net cash used in investing activities	(47,658)	(15,119)	(7,834)
Cash flows from financing activities:
Proceeds from debt	—	25,000	—
Payment of debt	(2,000)	(26,514)	(804)
Proceeds from exercise of common stock options	1,190	2,654	2,433
Net cash (used in) provided by financing activities	(810)	1,140	1,629
Net decrease in cash and cash equivalents	(50,318)	(6,200)	(2,719)
Cash and cash equivalents at beginning of period	72,083	78,283	81,002
Cash and cash equivalents at end of period	$21,765	$72,083	$78,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$666	$790	$1,196
Cash paid for income taxes, net of refunds received	$21	$8	$45
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$999	$393	$—

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

The Company's consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has incurred net losses and has accumulated a deficit of $131.9 million and $110.1 million as of December 31, 2014 and 2013, respectively.
Basis of Presentation
The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated during consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Management uses estimates and judgments in determining recognition of revenues, valuations of accounts receivable, inventories, intangible assets, warrants and assumptions used in the calculation of income taxes and stock-based compensation, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that have been in a consistent loss position for at least nine months to be classified as long-term, as it expects to hold them to maturity. As of December 31, 2014, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding factors such as the length of the time and the extent to which the market value has been lower than the amortized cost, the nature of underlying assets, and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, an other-than-temporary impairment will be considered to have occurred. An other-than-temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities.
Inventory
Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $5.9 million and $6.5 million as of December 31, 2014 and December 31, 2013. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company expensed $1.9 million and $1.0 million related to inventory write-offs during the years ended December 31, 2014 and December 31, 2013, respectively. The Company did not have material write-offs during the year ended December 31, 2012.
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
Intangible Assets
Intangible assets consist of issued and pending patents and trademarks as a result of third-party legal fees incurred in the patent and trademark application processes and patents acquired. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives, while intangible assets without finite lives are not amortized. Upon the issuance of pending patent and trademark applications, the period of benefit will be determined. Patents, upon issuance, have a maximum life of 20 years from their application filing date. Trademarks, upon issuance, have an indefinite life and will not be amortized.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. During the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company recorded impairment expenses in the amount of $0.6 million, zero, and $0.9 million, respectively, related to retired assets previously supporting customer collaborative development programs and platform prototypes for new application development.
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
Collaborative development programs and other services—The Company enters into collaborative development programs (CDPs) and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed and revenue is recognized in a manner consistent with the fixed monthly fee or upon customer acceptance of work performed, if applicable. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.
The Company considers arrangements that include specifically identified, dedicated equipment to contain a lease provision, as these arrangements convey the right to the customer to use specific equipment and provide the ability to the customer to direct the use of the equipment as well as control more than a minor amount of the output of the equipment. To date the Company has determined these arrangements to contain operating leases, with a lease term that corresponds to the term of the CDP arrangement. The amount of revenue allocated for the lease element is based on its relative fair value, but the impact of the allocation does not change the amount of revenue recognized for the total arrangement as the lease term is generally consistent with the CDP term. Operating lease income recorded in CDP and services revenue during the three years ended December 31, 2014, 2013, and 2012 was $0.8 million, $6.9 million, and $9.7 million, respectively.
Future minimum operating lease payments associated with CDP arrangements that contain operating leases were zero and $0.8 million as of December 31, 2014 and December 31, 2013, respectively.
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
Multiple-element arrangements - Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Collaborative development programs and other research and development services include licenses of technology and may also include sales of products. For multiple-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices.
The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand- alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. Essential and non-essential software deliverables used in conjunction with products are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered non-essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For purposes of classification in the consolidated statements of operations, revenue is allocated between collaborative development programs and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.
The Company recognizes revenue using estimated selling prices of the delivered goods and services based on a hierarchy of methods as required by GAAP. The Company has not established vendor-specific objective evidence (VSOE) for the determination of estimated selling price of elements, and since third-party evidence (TPE) is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its estimated selling prices (ESP) for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.
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
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled accounts receivable. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowances for doubtful accounts as of December 31, 2014 and December 31, 2013. As of December 31, 2012 the Company had an allowance related to outstanding accounts receivable from Elpida that were subject to proceedings under the Corporate Reorganization Act in Japan. During 2013 Elpida was acquired by Micron and the outstanding accounts receivable from Elpida were settled as a result of the acquisition.

Allowance for doubtful accounts are as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Revenues	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
2014	$—	$—	$—	$—
2013	$170	$—	$(170)	$—
2012	$—	$170	$—	$170

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

	Revenue			Accounts Receivable
	Years Ended			As of	As of
	December 31,			December 31,	December 31,
	2014	2013	2012	2014	2013
Customer A (1)	35%	13%	—%	54%	41%
Customer B	16%	*	*	14%	15%
Customer C	*	13%	25%	—%	*
Customer D	*	12%	*	11%	14%
Customer E	11%	17%	28%	—%	13%
Customer F (1)	—%	*	14%	—%	—%

*  less than 10%
(1) Customer F was acquired by Customer A as of July 31, 2013. Revenue and accounts receivable attributed to Customers F and A are combined under Customer A for periods after July 31, 2013.
Cost of Revenue
Cost of revenue is primarily comprised of salaries and other personnel-related expenses for collaborative research and development scientists, engineers and development process operations employees. Additionally, cost of revenue includes wafers, targets, materials, program-related supplies, depreciation on equipment used in CDPs and allocated facility-related costs. Inventory obsolescence and customer related asset impairments are included in cost of CDP and services revenue. Product cost of revenue consists of cost of products sold. Cost of licensing and royalty includes amortization of acquired patents and licensing obligations.
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
The Company assesses the likelihood that the deferred tax assets will be recovered and establishes a valuation allowance to the extent the Company believes that it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2014 and 2013. Based on the available evidence, the Company believed it was more likely than not that it would not be able to utilize its deferred tax assets in the future. The Company intends to maintain a full valuation allowance until and if sufficient evidence exists to support all or a portion of its reversal.

The Company regularly reviews its tax positions for benefits to be realized. A tax position must be more likely than not to be sustained upon examination to justify recognition of a benefit for that position. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2014, the Company has not recognized any interest or penalties associated with unrecognized tax benefits.
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
The Company's financial instruments consist of Level I and Level II assets. Level I securities include highly liquid money market funds and certificates of deposit and Level II securities include corporate debt securities and commercial paper. There were no Level III assets or liabilities during the three year period ended December 31, 2014.
Foreign Currency
The functional currency of foreign subsidiaries is the U.S. dollar and foreign currency transaction gains and losses are recorded in other income (expense), net.
Net Loss per Share of Common Stock
The Company's basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method for common stock equivalents. For purposes of this calculation, options to purchase common stock, common stock subject to repurchase and warrants to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.
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
2. Fair Value of Financial Instruments
The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$16,376	$16,376	$—	$—
Corporate bonds and commercial paper	43,304	—	43,304	—
Total assets measured at fair value	$59,680	$16,376	$43,304	$—

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$49,117	$49,117	$—	$—
Total assets measured at fair value	$49,117	$49,117	$—	$—

Cash equivalents and short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2014 (in thousands):

	As of December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$5,389	$—	$—	$5,389
Money market funds	16,376	—	—	16,376
Corporate debt securities and commercial paper	43,341	—	(37)	43,304
Total cash, cash equivalents and short-term investments	$65,106	$—	$(37)	$65,069

As of December 31, 2013 the Company did not have any unrealized gains or losses.

3. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of	As of
	December 31, 2014	December 31, 2013
Lab equipment and machinery	$53,412	$49,264
Leasehold improvements	5,892	4,413
Computer equipment and software	3,774	3,563
Furniture and fixtures	197	182
Construction in progress	847	6,544
Total property and equipment	64,122	63,966
Less accumulated depreciation	(45,016)	(35,481)
Property and equipment, net	$19,106	$28,485

In 2013, the Company entered into a loan and security agreement (Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB made available to the Company a loan to refinance existing indebtedness to Symyx Technologies, Inc. (Symyx) and for working capital and general business purposes, in a principal amount of up to $26.5 million. Upon repayment, the Symyx note was terminated and Symyx released all security interests and other liens held as security in connection with the Symyx note. Under the Loan Agreement, and as of December 31, 2014 and 2013, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.
As discussed in Note 1, Impairment of Long-Lived Assets, during the years ended December 31, 2014 and 2012, the Company recorded impairment-related expenses in the amount of $0.6 million and $0.9 million related to retired assets previously supporting customer collaborative development programs and platform prototypes for new application development. These impairment expenses are included in accumulated depreciation.
The following table presents depreciation expense included in the Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Years Ended December 31,
	2014	2013	2012
Depreciation expense	$10,220	$8,781	$7,411

The Company maintained dedicated equipment to support contractual customer capacity requirements as part of certain collaborative development programs that are classified as lab equipment and machinery and had a net book value of zero and $1.8 million as of December 31, 2014 and December 31, 2013, respectively.

4. Intangible Assets
Intangible assets consist of the following (in thousands):

	As of	As of
	December 31, 2014	December 31, 2013
Patents issued	$6,518	$4,893
Patents pending	3,373	4,224
Trademarks	40	40
Total intangible assets	9,931	9,157
Less patent amortization	(1,990)	(1,302)
Intangible assets, net	$7,941	$7,855

Amortization commences upon patent issuance. The useful life of the patents, once approved, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired from Symyx is approximately 3 years.
The following table presents patent amortization expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amortization expense	$688	$615	$588

Estimated future aggregate annual amortization expense for both issued and pending intangible assets is as follows (in thousands):

As of December 31:
2015	$725
2016	664
2017	618
2018	539
2019	489
Thereafter	4,866
Total	$7,901

5. Commitments and Contingencies
Leases
The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in November 2013, which extended the term of the lease for a period of approximately one hundred thirty-nine (139) months from the date of the modified agreement and provided the Company with four months of free rent. In addition, the Company received a tenant improvement allowance of $1.0 million in the aggregate that was paid to the Company in equal installments over the course of the ten months after the date of the modified agreement to be used for the modification, refurbishment, construction or installation of improvements to the facility.
The following table presents rent expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rent expense	$2,268	$1,377	$1,297

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of December 31:
The years ending December 31,
2015	$1,757
2016	2,253
2017	2,399
2018	2,459
2019	2,521
Thereafter	15,036
Total	$26,425

During 2014, the Company made payments in the amount of $1.3 million related to this operating lease. The first month of free rent was December 2013 and the last month was March 2014.
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

	Year Ended December 31, 2013
	Principal	Interest	Total
Symyx payments	$26,516	$437	$26,953

	Year Ended December 31, 2012
	Principal	Interest	Total
Symyx payments	$804	$1,196	$2,000

Silicon Valley Bank Loan Agreement
During 2013, the Company entered into a loan agreement (Loan Agreement) with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and, as of December 31, 2014, the Company was compliant with the terms of that loan covenant. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date.

The following table presents payments made during the years ended December 31, 2014 and 2013 for interest owed under the terms of the Loan Agreement (in thousands):

	Year Ended December 31, 2014
	Principal	Interest	Total
SVB payments	$2,000	$664	$2,664

	Year Ended December 31, 2013
	Principal	Interest	Total
SVB payments	$—	$350	$350

Estimated principal payments related to the SVB term loan are as follows (in thousands):

As of December 31:
2015	$2,000
2016	21,000
Total	$23,000

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

6. Warrants
Common Stock Warrants
During the year ended December 31, 2008, the Company issued warrants to purchase 90,000 shares of common stock for consulting services with an exercise price of $2.04 per share and a ten year term. These warrants vested over four years. During the years ended December 31, 2014, 2013 and 2012, the expense related to the issuances and vesting of these warrants were insignificant. As of December 31, 2014 and 2013, these warrants to purchase shares of common stock remained outstanding.
During the year ended December 31, 2010, the Company issued warrants to purchase 822,368 shares of common stock in connection with certain collaboration agreements with an exercise price of $6.08 per share, of which 411,184 were granted to a related party. These warrants expired without exercise during the year ended December 31, 2014.
In total, the Company had 90,000 and 912,368 outstanding warrants to purchase shares of common stock as of December 31, 2014 and 2013, respectively. Of these outstanding warrants, 90,000 were exercisable as of December 31, 2014 and 2013. During the years ended December 31, 2014, 2013 and 2012, the Company recognized an insignificant amount of expense related to the issuances and vesting of these warrants.
7. Stock-Based Compensation
During the year ended December 31, 2011, the board of directors approved the 2011 Equity Incentive Plan (2011 Plan). A total of 4,225,648 shares of common stock were reserved for future issuance under the 2011 Plan, which became effective on

November 17, 2011. The Company has a 2004 Equity Incentive Plan (2004 Plan), but no longer grants stock options under this plan. Canceled or forfeited stock option grants under the 2004 Plan will be added to the total amount of shares available for grant under the 2011 Plan. In addition, shares authorized but unissued as of November 17, 2011 under the 2004 Plan were added to shares available for grant under the 2011 Plan. The 2011 Plan contains an "evergreen" provision, pursuant to which the number of shares available for issuance under the 2011 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 2,535,389 shares, (b) 4.5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the board of directors. During 2014 the Company registered an additional 2,091,886 shares under its 2011 Plan.
The 2011 Plan allows the Company to award stock options (incentive and non-qualified), restricted stock, restricted stock units, stock appreciation rights, deferred stock awards, dividend equivalents, performance awards, stock payments, performance shares and other incentive awards, or any combination thereof to employees, officers, directors and consultants of the Company. The exercise price of incentive stock options, which may only be granted to employees, granted under the 2011 Plan to participants with less than 10% voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of incentive stock options granted under the 2011 Plan to participants with 10% or more voting power of all classes of stock of the Company or any parent or subsidiary company may not be less than 110% of the fair market value of the Company's common stock on the date of the grant. Options granted under the 2011 Plan generally expire ten years from the date of grant and are generally exercisable at any time after the date of grant when the shares are vested. Incentive and nonstatutory stock options granted generally vest at a rate of 25% on the first anniversary of the commencement or grant date and 1/48th each month thereafter. Incentive stock options granted to participants with 10% or more of the voting power of all classes of the Company's common stock on the date of grant have a maximum term of five years from the date of grant. During 2014, the Company granted $1.3 million of options with two year vesting, with 50% vesting on the first anniversary of the vesting commencement date and the remaining shares vesting monthly such that all shares are vested on the second anniversary of the vesting commencement date.
Option activity for the periods presented is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2011	8,229,597	$2.52	6.6	$50,541
Granted	1,339,129	8.12
Exercised	(1,747,213)	1.39		9,558
Cancelled	(395,096)	6.63
Balance as of December 31, 2012	7,426,417	3.57	6.4	40,040
Granted	1,720,242	7.53
Exercised	(2,031,903)	1.31		11,816
Cancelled	(646,013)	7.40
Balance as of December 31, 2013	6,468,743	4.96	6.7	8,991
Granted	6,086,984	2.43
Exercised	(593,173)	2.00		701
Cancelled	(1,629,847)	6.71
Balance as of December 31, 2014	10,332,707	$3.36	7.78	$949
Exercisable as of December 31, 2014	4,084,201	$4.08	5.11	$949
Vested and expected to vest as of December 31, 2014	9,277,823	$3.43	7.57	$949

Restricted stock award and restricted stock unit (RSUs) activity for the periods presented is as follows:

	Number of Stock RSUs Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2011	—	$—
Granted	274,070	6.48
Vested	—	—
Forfeited	(19,207)	6.49
Balance as of December 31, 2012	254,863	6.48
Granted	814,000	8.47
Vested	(74,985)	—
Forfeited	(143,527)	8.56
Balance as of December 31, 2013	850,351	7.99
Granted	1,485,488	2.75
Vested	(260,732)	—
Forfeited	(491,306)	5.87
Balance as of December 31, 2014	1,583,801	$3.84
Vested and expected to vest as of December 31, 2014	1,322,027

Typically, vesting of RSUs occurs over four years and is subject to the employee's continuing service to the Company. During 2014, the Company granted $1.0 million of RSUs with a one year vesting period and subject to the employee's continuing service to the Company. The aggregate intrinsic value of RSUs outstanding at December 31, 2014 and 2013 was $3.1 million and $4.2 million, respectively.
RSUs that vested during 2014 and 2013 had fair values of $1.9 million and $0.5 million as of the vesting date, respectively.
The following table presents details on grants made by the Company for the following periods:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Shares Granted	Weighted- Average Grant Date Fair Value	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	6,086,984	$1.28	1,720,242	$4.16
RSUs	1,485,488	$2.75	814,000	$8.47

As of December 31, 2014 and December 31, 2013, the Company had reserved shares of common stock for issuance as follows:

	December 31, 2014	December 31, 2013
Number of stock options outstanding	10,332,707	6,468,743
Number of RSUs outstanding	1,583,801	850,351
Shares available for future grant	1,770,411	5,238,699
Number of warrants outstanding	90,000	912,368
Total shares reserved	13,776,919	13,470,161

The Company recognized stock-based compensation expense for awards granted to its employees and nonemployees as follows (in thousands):

	Years Ended
	December 31,
	2014	2013	2012
Cost of revenue	$1,315	$1,453	$1,011
Research and development	1,234	1,301	872
Sales and marketing	1,470	1,175	774
General and administrative	2,002	1,554	995
Total stock-based compensation	$6,021	$5,483	$3,652

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Years Ended
	December 31,
	2014	2013	2012
Stock options	$3,631	$3,906	$3,369
RSUs	2,390	1,577	283
Total stock-based compensation	$6,021	$5,483	$3,652

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of December 31, 2014, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense	Weighted- Average Period (in years)
Stock options	$7,468	3.1
RSUs	$2,981	1.4

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2014 and 2013.
Additional information regarding options outstanding as of December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Exercisable	Weighted-Average Exercise Price per Share
$0.00 - $1.50	609,141	0.92	$0.57	609,141	$0.57
$1.51 - $3.00	6,996,638	8.44	2.25	1,760,138	2.22
$3.01 - $4.50	402,688	8.12	3.79	88,629	3.52
$4.51 - $6.00	451,899	8.78	5.55	220,568	5.55
$6.01 - $7.50	856,420	6.91	6.29	694,816	6.28
$7.51 - $9.00	679,424	7.52	8.74	469,393	8.73
$9.01 - $10.50	303,997	7.55	9.55	220,989	9.60
$10.51 - $12.00	32,500	6.65	11.96	27,082	11.96
	10,332,707	7.78	$3.36	4,090,756	$4.08

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
Expected Volatility—The expected volatility is derived primarily from historical volatilities of several unrelated, publicly listed peer companies over a period approximately equal to the expected term of the award and to a lesser extent, the Company's weighted historical volatility following its IPO in November 2011.
Fair Value of Common Stock—The fair value of the common stock underlying the stock options, prior to the Company's initial public offering in November 2011, had been determined by the Company's board of directors. Because there was no public market for the Company's common stock prior to November 2011, the board of directors determined the fair value of the common stock at the time of the option grant by considering a number of objective and subjective factors including valuations of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors.
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
Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended
	December 31,
	2014	2013	2012
Expected term (in years)	5.9	6.0	6.0
Risk-free interest rate	1.8%	1.4%	1.1%
Expected volatility	56%	59%	60%
Expected dividend rate	—%	—%	—%

8. Net Loss per Share of Common Stock
The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2014, 2013 and 2012 (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(21,761)	$(8,819)	$(756)
Shares used in computing net loss per share of common stock, basic and diluted	46,718,495	44,958,120	42,966,448
Net loss per share of common stock, basic and diluted	$(0.47)	$(0.20)	$(0.02)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2014	2013	2012
Stock options to purchase common stock	10,332,707	6,468,743	7,426,417
RSUs	1,583,801	850,351	254,863
Common stock subject to repurchase	—	—	7,500
Common stock warrants	90,000	912,368	912,368
9. Income Taxes
The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. For the year ended December 31, 2014, the income tax provision of $7,000 represents a provision for income taxes of $6,000 related to foreign income taxes and state minimum income taxes of $1,000.
The provision for annual income taxes consisted of the following (in thousands):

	As of December 31,
	2014	2013	2012
Current:
U.S. Federal	$—	$—	$—
State	1	1	1
Foreign	6	16	50
Total current	$7	$17	$51
Deferred:
U.S. Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—
Total provision for income taxes	$7	$17	$51

The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Expected provision at statutory federal rate	$(7,741)	$(3,080)	$(247)
State tax—net of federal benefit	1	1	1
U.S. federal research credit	(1,125)	(2,272)	—
Non deductible expenses	104	28	131
Others	8	(9)	31
Change in valuation allowance	8,760	5,349	135
Provision for income taxes	$7	$17	$51

As of December 31, 2014, the Company's foreign subsidiaries had accumulated approximately $0.3 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings as the reinvestment is considered permanent in duration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss federal and state	$22,442	$15,411
Research and foreign tax credits	10,694	8,727
Accrued compensation and vacation	390	595
Deferred revenue, other accruals and reserves	3,077	2,188
Stock-based compensation	4,028	3,262
Patents	4,472	5,929
Gross deferred tax assets	$45,103	$36,112
Valuation allowance	$(45,036)	$(35,496)
Total deferred tax asset	$67	$616
Deferred tax liabilities:
Property and equipment	$67	$616
Total deferred tax liabilities	$67	$616
Net deferred tax assets	$—	$—

The Company established valuation allowances for U.S. federal and state deferred tax assets. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During the year ended December 31, 2014, the Company continued to maintain the valuation allowances for U.S. federal and state deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $45.0 million and $35.5 million as of December 31, 2014 and 2013, respectively. The increase in the valuation allowance during the years ended December 31, 2014 and 2013 was $9.5 million and $6.3 million, respectively.
As of December 31, 2014, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $69.7 million and $64.0 million, respectively. Of these amounts, $13.9 million and $13.1 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The U.S. federal net operating loss carryforwards will start to expire in 2026 while for state purposes, the net operating losses will begin to expire in 2018. Utilization of the Company's net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not determined whether an ownership change has occurred.
In addition, the Company has $7.8 million U.S. federal R&D credit and $8.5 million California R&D credit carryforwards to offset future income tax liabilities. U.S. federal R&D tax credits can be carried forward for 20 years and will start to expire in 2025. California R&D credits can be carried forward indefinitely.
On December 19, 2014 the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.
Uncertain Tax Positions
For the year ended December 31, 2014, the total amount of unrecognized tax benefits excluding interest thereon was $3.3 million, none of which would impact the effective tax rate if realized during the year. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended

December 31, 2014, 2013 and 2012. Although the timing and outcome of income tax audits is highly uncertain, unrecognized tax benefits are not expected to decrease in the next twelve months.
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	As of December 31,
	2014	2013	2012
Unrecognized benefit—beginning of period	$2,656	$1,840	$1,401
Gross increase—prior period tax positions	—	274	38
Gross decreases—prior period tax positions	—	(90)	—
Gross increases—current period tax positions	605	632	401
Unrecognized benefit—end of period	$3,261	$2,656	$1,840

The Company's U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. The Company's income tax reporting periods beginning with tax year ended December 31, 2011 for the U.S., and tax year ended December 31, 2010 for the Company's major state and local jurisdictions remain generally open to audit by relevant tax authorities.
10. Related Party Transactions
In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The CDP development program between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant shareholder of the Company. As of December 31, 2014, this shareholder was a beneficial owner of approximately 9.3% of the Company’s common stock. As of December 31, 2014 and December 31, 2013 the Company had accounts receivable in the amount of zero and $0.1 million, respectively. The following table presents related party revenue included in the Consolidated Statement of Operations from this amended agreement (in thousands):

	Years Ended December 31,
	2014	2013	2012
Related party revenue	$1,882	$4,365	$4,543

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of approximately 5.4% of the Company’s common stock as of December 31, 2014. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. As of December 31, 2014 and December 31, 2013 the Company had accounts receivable in the amount of zero and $0.1 million, respectively, and had a deferred revenue balance in the amount of $0.8 million and $0.4 million, respectively, related to the amended agreement. The following table presents related party revenue and cost of revenue included in the Consolidated Statement of Operations from the amended agreement (in thousands):

	Years Ended December 31,
	2014	2013	2012
Related party revenue	$3,712	$8,449	$16,525
Related cost of revenue	$—	$4	$55

11. Information about Geographic Areas
Revenue
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$42,350	$47,752	$51,045
Japan	2,726	12,691	13,594
APAC other	1,781	2,958	2,066
Europe and Middle East	838	4,005	122
Total	$47,695	$67,406	$66,827

Long-Lived Assets
Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.
12. Restructuring Charges

During each of February and May 2014, the Company initiated reductions in force as part of an overall plan to reduce the Company’s cost structure. The reductions in force constituted approximately 18% of the Company’s workforce in February 2014 and 10% in May 2014. As a result of the reductions in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the year ended December 31, 2014. The following table presents severance and related expenses, payments and accrual adjustments (in thousands) as of December 31, 2014:

	As of				As of
	December 31, 2013	Charges	Cash Payments	Adjustments	December 31, 2014
Severance and related expenses	$—	$1,423	$(1,362)	$(61)	$—

13. Subsequent Event
In February 2015, the Company’s Board of Directors approved a repricing of certain employee stock options issued under the Company’s 2011 Equity Incentive Plan. The repriced options will have an exercise price of $1.73 per share, the closing price of the Company’s common stock as reported by The NASDAQ Global Select Market on February 26, 2015. The impact of the repricing will result in additional stock-based compensation expense of approximately $0.9 million, of which $0.6 million is expected to be recognized in 2015 and $0.3 million in periods beyond 2015.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 framework). Based on our management’s assessment, we believe that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference to the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors, Corporate Governance and Related Matters" in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement).
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference to the information in the 2015 Proxy Statement under the headings "Executive Compensation," "Board of Directors, Corporate Governance and Related Matters" and "Executive Compensation—Compensation Committee Report."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2015 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners."
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2015 Proxy Statement under the subheadings “Director Independence,” "Transactions with Related Persons" and "Related Person Transaction Policy" under the heading “Board of Directors, Corporate Governance and Related Matters.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2015 Proxy Statement under the headings “Audit-related Matters” and "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

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

INTERMOLECULAR, INC.
Date: February 27, 2015	By:	/s/ BRUCE M. McWILLIAMS Bruce M. McWilliams President and Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE M. McWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	February 27, 2015
/s/ MARVIN D. BURKETT Marvin D. Burkett	Director	February 27, 2015
/s/ IRWIN FEDERMAN Irwin Federman	Director	February 27, 2015
/s/ GEORGE M. SCALISE George M. Scalise	Director	February 27, 2015
/s/ JOHN L. WALECKA John L. Walecka	Director	February 27, 2015

EXHIBITS

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
2.1		Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1
3.1		Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1
3.2		Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2
4.1		Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1
4.2		Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2
4.3		Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1
10.1		Lease Agreement by and between Intermolecular, Inc. and Novellus Systems, Inc. dated as of May 11, 2010, as amended by the Confirmation of Commencement Date of the Lease Agreement dated as of June 10, 2010.	S-1	7/29/2011	10.2
10.2	†	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3
10.3	†	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4

Exhibit Number			Incorporated By Reference			Filed Herewith
		Exhibit Description	Form	Date	Number
10.4	†	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5
10.5	†	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6
10.6	†	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7
10.7	†	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8
10.8	†	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8
10.9	†	Advanced Memory Development Program Agreement by and between Intermolecular, Inc. and Elpida Memory, Inc. dated as of May 22, 2008, as amended by Exhibit C—Royalty Terms dated as of August 18, 2008, the Supplemental Joint Development Agreement dated as of January 27, 2009, the Amendment to the Supplemental Joint Development Agreement dated as of May 25, 2009 and the Amendment to the Advanced Memory Agreement dated July 29, 2010.	S-1/A	11/7/2011	10.9

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.10	†	Collaborative Development Program Agreement by and between Intermolecular, Inc. and GLOBALFOUNDRIES Inc. dated as of June 1, 2011.	S-1/A	9/30/2011	10.10
10.11		Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12
10.12a	+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a
10.12b	+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b
10.12c	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c
10.13a	+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a
10.13b	+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b
10.13c	+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c
10.13d	+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d
10.14a	+	Form of Change in Control Severance Agreement between the Company and certain of its executive officers.	S-1/A	11/7/2011	10.15a
10.14b	+	Change in Control Severance Agreement between the Company and David E. Lazovsky.	S-1/A	11/7/2011	10.15b
10.15	†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.16	†
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
			10-Q	05/08/2012	10.2
10.17	†	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012.	10-K	03/04/2012	10.17
10.18	†	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2012	10.18
10.19	†	Collaborative Development Program Agreement by and between First Solar, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2012	10.19
10.20	†	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.	10-Q	05/02/2013	10.20
10.21	†	Tool Purchase and Informatics License Agreement by and between First Solar, Inc. and Intermolecular, Inc., dated February 6, 2013.	10-Q	05/02/2013	10.21
10.22	+	Separation Agreement and General Release Agreement, effective March 28, 2013, by and between John R. Behnke and Intermolecular, Inc.	10-Q	05/02/2013	10.22
10.23	+	Employment Agreement dated March 25, 2013 by and between Raj Jammy and Intermolecular, Inc.	10-Q	05/02/2013	10.23
10.24	†	Amendment No. 2 to the Collaborative Development Program Agreement, effective July 1, 2013, by and between GLOBALFOUNDRIES Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.24
10.25	†	Second Extension to the Advanced Memory Agreements, effective as of April 1, 2013, by and between Elpida Memory, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.25

			Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.26		Loan and Security Agreement between Intermolecular, Inc. and Silicon Valley Bank, dated as of May 31, 2013.	10-Q	08/07/2013	10.26
10.27	†	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.27
10.28	†	Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.28
10.29	†	Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.29
10.30	†	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.30
10.31		First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.	10-Q	11/07/2013	10.31
10.32	†	Amendment Number 10 to the Wets Workflow Purchase Agreement and Dry Workflow Agreement between Advanced Technology Materials, Inc., and Intermolecular, Inc., dated December 30, 2013.	10-K	03/10/2014	10.32
10.33	†	Amendment No. 4 to the Collaborative Development Program Agreement between First Solar and Intermolecular dated December 31, 2013.	10-K	03/10/2014	10.33

Incorporated by Reference
Exhibit Number						Filed Herewith
		Exhibit Description	Form	Date	Number
10.34	†	Amendment No. 2 to the Research Agreements between Guardian Industries and Intermolecular dated December 30, 2013.	10-K	03/10/2014	10.34
10.35	†	Amendment No. 3 to the Collaborative Development Program Agreement, effective February 3, 2014, by and between GLOBALFOUNDRIES Inc. and Intermolecular, Inc.	10-Q	05/06/2014	10.35
10.36	†	Amendment No. 3 to the Research Agreements between Guardian Industries and Intermolecular dated February 6, 2014.	10-Q/A	10/03/2014	10.36
10.37	†	Amendment No. 4 to the Research Agreements between Guardian Industries and Intermolecular dated October 30, 2014				X
10.38	+	Employment Agreement, effective October 12, 2014, by and between Bruce McWilliams and Intermolecular, Inc.				X
10.39	+	Employment Agreement dated October 10, 2014, by and between Scot Griffin and Intermolecular, Inc.				X
10.40	+	Separation Agreement, effective October 12, 2014, by and between David E. Lazovsky and Intermolecular, Inc.				X
10.41	+	Separation Agreement, effective October 12, 2014, by and between Sandeep Jaggi and Intermolecular, Inc.				X
10.42	+	Separation Agreement, effective December 29, 2014, by and between Raj Jammy and Intermolecular, Inc.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
_______________________________________________________________________________
+ Indicates a management contract or compensatory plan.
† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.