Form 10-Q
period 2015-03-31
INTERMOLECULAR INC
filed 2015-05-07
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

◻      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 4, 2015
Common stock, $0.001 par value	48,375,806

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,633	$21,765
Short-term investments	36,606	43,304
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2015 and December 31, 2014	4,896	5,321
Inventory, current portion	34	34
Prepaid expenses and other current assets	1,752	1,784
Total current assets	68,921	72,208
Inventory, net of current portion	5,449	5,894
Property and equipment, net	17,990	19,106
Intangible assets, net	7,773	7,941
Other assets	307	288
Total assets	$100,440	$105,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$617	$862
Accrued liabilities	2,584	2,101
Accrued compensation and employee benefits	2,645	1,628
Deferred revenue	1,968	2,709
Related party deferred revenue	624	831
Note payable	2,000	2,000
Total current liabilities	10,438	10,131
Deferred revenue, net of current portion	674	1,103
Deferred rent, net of current portion	2,941	2,810
Note payable, net of current portion	20,500	21,000
Other long-term liabilities	152	128
Total liabilities	34,705	35,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 48,421,935 and 47,614,150 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	48	48
Additional paid-in capital	204,572	202,139
Accumulated other comprehensive loss	(7)	(37)
Accumulated deficit	(138,878)	(131,885)
Total stockholders’ equity	65,735	70,265
Total liabilities and stockholders’ equity	$100,440	$105,437

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Collaborative development program and services revenue	$7,098	$8,886
Licensing and royalty revenue	2,747	7,019
Total revenue	9,845	15,905
Cost of revenue:
Cost of collaborative development program and services revenue	5,411	6,470
Cost of licensing and royalty revenue	76	98
Total cost of revenue	5,487	6,568
Gross profit	4,358	9,337
Operating expenses:
Research and development	6,500	6,956
Sales and marketing	1,309	1,648
General and administrative	3,410	3,313
Restructuring charges	—	1,068
Total operating expenses	11,219	12,985
Loss from operations	(6,861)	(3,648)
Other income (expense):
Interest expense, net	(134)	(194)
Other income (expense), net	5	(5)
Total other income (expense), net	(129)	(199)
Loss before provision for income taxes	(6,990)	(3,847)
Provision for income taxes	3	4
Net loss	$(6,993)	$(3,851)
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.08)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	47,597,742	46,337,810

Related Party Transactions

The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2015	2014
Revenue:
Collaborative development program and services revenue	$3	$937
Licensing and royalty revenue	517	441
Total revenue	$520	$1,378

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(6,993)	$(3,851)
Unrealized losses on available-for-sale-securities	(7)	—
Other comprehensive loss	(7)	—
Comprehensive loss, net of income tax	$(7,000)	$(3,851)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,993)	$(3,851)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	2,481	2,450
Stock-based compensation	1,896	1,488
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(202)	207
Inventory	445	(711)
Accounts receivable	425	2,115
Accounts payable	(284)	(833)
Accrued and other liabilities	1,789	102
Deferred revenue	(1,170)	159
Related party deferred revenue	(207)	921
Net cash (used in) provided by operating activities	(1,820)	2,047
Cash flows from investing activities:
Purchase of short-term investments	(9,850)	—
Redemption of short-term investments	16,541	—
Purchase of property and equipment	(927)	(1,490)
Purchased and capitalized intangible assets	(113)	(657)
Net cash provided by (used in) investing activities	5,651	(2,147)
Cash flows from financing activities:
Payment of debt	(500)	(500)
Proceeds from exercise of common stock options	537	839
Net cash provided by financing activities	37	339
Net increase in cash and cash equivalents	3,868	239
Cash and cash equivalents at beginning of period	21,765	72,083
Cash and cash equivalents at end of period	$25,633	$72,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$191	$73
Cash paid for income taxes, net of refunds received	$1	$5
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$—	$324

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 27, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements as of the year then ended.

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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that are expected to be held to maturity to be classified as long-term. As of March 31, 2015, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $5.5 million and $5.9 million as of March 31, 2015 and December 31, 2014, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not have any material impairments during the three months ended March 31, 2015 and 2014.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the three months ended March 31, 2015 and 2014.

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

Collaborative development programs and other services - The Company enters into collaborative development programs (CDPs) and other research and development service agreements with customers under which the Company conducts research and development activities jointly with the customer. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. The Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed, and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

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

The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand-alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. Essential and non-essential software deliverables used in conjunction with products are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered non-essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For purposes of classification in the consolidated statements of operations, revenue is allocated between collaborative development programs and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.

The Company recognizes revenue using estimated selling prices of the delivered goods and services based on a hierarchy of methods as required by GAAP. The Company has not established vendor-specific objective evidence for the determination of estimated selling price of elements, and since third-party evidence is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, the Company evaluates factors to determine its estimated selling prices for all other elements. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Customer A	42%	26%	60%	54%
Customer B	13%	10%	*	14%
Customer D	*	*	*	11%
Customer E	-	33%	-	-
Customer G	12%	-	*	*

* less than 10%

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, unless an extension of the effective date is granted by the FASB, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. There have been no transfers between fair values during the three months ended March 31, 2015 and 2014. The Company does not have any financial liabilities that are measured and reported at fair value.

The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of March 31, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$20,207	$20,207	$—	$—
Corporate debt securities and commercial paper	36,606	—	36,606	—
Total assets measured at fair value	$56,813	$20,207	$36,606	$—

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$16,376	$16,376	$—	$—
Corporate debt securities and commercial paper	43,304	—	43,304	—
Total assets measured at fair value	$59,680	$16,376	$43,304	$—

Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2015 (in thousands):

	As of March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$5,426	$—	$—	$5,426
Money market funds	20,207	—	—	20,207
Corporate debt securities and commercial paper	36,613	—	(7)	36,606
Total cash, cash equivalents and short-term investments	$62,246	$—	$(7)	$62,239

As of December 31, 2014 the Company had $37,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	March 31, 2015	December 31, 2014
Lab equipment and machinery	$54,346	$53,412
Leasehold improvements	6,027	5,892
Computer equipment and software	3,843	3,774
Furniture and fixtures	197	197
Construction in progress	520	847
Total property and equipment	64,933	64,122
Less accumulated depreciation	(46,943)	(45,016)
Property and equipment, net	$17,990	$19,106

During 2013, the Company entered into a loan and security agreement (Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB made a term loan to the Company in the principal amount of $25.0 million. Under the Loan Agreement, and as of both March 31, 2015 and December 31, 2014, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$2,044	$2,284

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	March 31, 2015	December 31, 2014
Patents issued	$6,832	$6,518
Patents pending	3,076	3,373
Trademarks	40	40
Total intangible assets	9,948	9,931
Less patent amortization	(2,175)	(1,990)
Intangible assets, net	$7,773	$7,941

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired as part of an asset purchase from Symyx Technologies, Inc. (Symyx) in 2011 is approximately 3 years.

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$185	$166

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Rent expense	$567	$567

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of March 31, 2015:
Nine months ending December 31, 2015	$1,325
The years ending December 31,
2016	2,253
2017	2,399
2018	2,459
2019	2,521
Thereafter	15,036
Total	$25,993

During 2015, the Company has made payments of $0.4 million related to this operating lease.

Silicon Valley Bank Loan Agreement

During 2013, the Company entered into the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and, as of March 31, 2015, the Company was compliant with the terms of that loan covenant. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date.

The following table presents payments made during 2015 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended March 31, 2015
	Principal	Interest	Total
SVB payments	$500	$191	$691

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term (in years)	5.6	6.0
Risk-free interest rate	1.6%	1.8%
Expected volatility	50%	59%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$472	$305
Research and development	507	323
Sales and marketing	211	345
General and administrative	706	515
Total stock-based compensation	$1,896	$1,488

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	$1,337	$980
Restricted stock awards and restricted stock units (RSUs)	559	508
Total stock-based compensation	$1,896	$1,488

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$6,978	2.7
RSUs	$2,014	1.1

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	March 31, 2015
		Weighted-
		Average Grant
	Shares Granted	Date Fair Value
Stock options	1,075,913	$0.82
RSUs	—	$—

The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $0.7 million and $0.6 million, respectively.

RSUs that vested during the three months ended March 31, 2015 and 2014 had fair values of $1.1 million and $1.3 million, respectively, as of the vesting date.

Common Stock Warrants

As of March 31, 2015 and December 31, 2014, the Company had 90,000 outstanding warrants to purchase shares of common stock. All of these warrants were exercisable as of March 31, 2015 and December 31, 2014, respectively.

Common Stock

As of March 31, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	March 31, 2015	December 31, 2014
Number of stock options outstanding	9,560,710	10,441,562
Number of RSUs outstanding	1,272,091	1,583,801
Shares available for future grant	4,985,469	1,770,411
Number of warrants outstanding	90,000	90,000
Total shares reserved	15,908,270	13,885,774

In February 2015, the Company’s Board of Directors approved a repricing of certain employee stock options issued under the Company’s 2011 Equity Incentive Plan. The repriced options had an exercise price of $1.73 per share, the closing price of the Company’s common stock as reported by The NASDAQ Global Select Market on February 26, 2015. The impact of the repricing will result in additional stock-based compensation expense of approximately $0.9 million, of which $0.6 million is expected to be recognized in 2015 and $0.3 million in periods beyond 2015. During the three months ended March 31, 2015, the Company recognized $0.4 million of stock-based compensation related to the repricing.

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(6,993)	$(3,851)
Shares used in computing net loss per share of common stock, basic and diluted	47,597,742	46,337,810
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.08)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options to purchase common stock	9,560,710	6,293,284
RSUs	1,272,091	1,151,410
Common stock warrants	90,000	912,368

8. Income Taxes

Income tax expense for the three months ended March 31, 2015 was $3,000, or 0.0%, on a pre-tax loss of $7.0 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of March 31, 2015 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The CDP development program between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant stockholder of the Company. As of March 31, 2015, this stockholder was a beneficial owner of approximately 9.2% of the Company’s common stock. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended March 31,
	2015	2014
Related party revenue	$313	$903

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5% of the Company’s common stock as of March 31, 2015. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. As of March 31, 2015 and December 31, 2014, the Company did not have an accounts receivable balance, and had a deferred revenue balance in the amount of $0.6 million and $0.8 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended March 31,
	2015	2014
Related party revenue	$207	$475

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$7,110	$14,217
Japan	982	903
APAC other	1,567	542
Europe and Middle East	186	243
Total	$9,845	$15,905

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2015 to the three months ended March 31, 2014.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and in our Annual Report on Form 10-K (2014 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2014 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $9.8 million for the three months ended March 31, 2015 from $15.9 million for the three months ended March 31, 2014. Our net loss increased to $7.0 million for the three months ended March 31, 2015, from a net loss of $3.9 million for the three months ended March 31, 2014. Since inception, we have incurred net losses leading to an accumulated deficit of $138.9 million as of March 31, 2015.

Strategy

Our mission is to drive our customers' success by transforming research and development (R&D) and accelerating innovation in markets that derive competitive advantage from the interaction of materials science, processes, integration and device architecture. We currently target high-volume semiconductor and high-growth emerging clean energy markets, including DRAM, stand-alone non-volatile memory, embedded memory, complex logic, flat glass coatings and glass-based devices, light-emitting diodes (LEDs), displays and other applications and markets that rely on thin films for differentiation. Within these broad markets, we target customers that have track records of technological innovation, deploy significant resources and are pursuing technical advancements that are critical to their success and strategy, including ATMI, Inc. (ATMI; a wholly owned subsidiary of Entegris, Inc.), Elpida Memory, Inc. (Elpida; a wholly owned subsidiary of Micron Technology, Inc.), First Solar, Inc. (First Solar), Guardian Industries, Corp. (Guardian), Micron Technology, Inc. (Micron), SanDisk Corporation (SanDisk), Toshiba Corporation (Toshiba) and Ulyanovsk Center for Technology Transfer of the Russian Federation (UCTT). ATMI and Elpida have commenced shipping products incorporating technology developed through our CDPs and pay us licensing and royalty fees. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other energy-efficiency technologies.

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

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our CDPs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs (including stock-based compensation) for our sales and marketing employees, as well as payments of commissions to our sales employees, facility costs and professional expenses. Professional expenses consist of external website and marketing communication consulting costs and market research. We expect sales and marketing expense to increase in the near-term periods as we develop new business opportunities.

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

Restructuring Expenses

In 2014, after experiencing a reduced level of CDP activity, we initiated reductions in force in February 2014 and May 2014 with respect to approximately 18% and 10% of our workforce at such times, respectively. These reductions in force were part of an overall plan to reduce our cost structure and were completed during 2014. Restructuring expenses consisted of personnel-related costs.

Interest Expense, net

Interest expense consists primarily of interest accrued on our three year note payable with Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that management believed were reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2015 as compared to those disclosed in our 2014 Form 10-K. For further information on our critical and other significant accounting policies, see our 2014 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Revenue:
Collaborative development program and services revenue	$7,098	$8,886	$(1,788)	(20)%
Licensing and royalty revenue	2,747	7,019	(4,272)	(61)%
Total revenue	9,845	15,905	(6,060)	(38)%
Cost of revenue:	5,487	6,568	(1,081)	(16)%
Gross profit	4,358	9,337	(4,979)	(53)%
Operating expenses:
Research and development	6,500	6,956	(456)	(7)%
Sales and marketing	1,309	1,648	(339)	(21)%
General and administrative	3,410	3,313	97	3%
Restructuring charges	—	1,068	(1,068)	(100)%
Total operating expenses	11,219	12,985	(1,766)	(14)%
Loss from operations	(6,861)	(3,648)	(3,213)
Other income (expense):
Interest expense, net	(134)	(194)	60
Other income (expense), net	5	(5)	10
Total other income (expense), net	(129)	(199)	70
Loss before provision for income taxes	(6,990)	(3,847)	(3,143)
Provision for income taxes	3	4	(1)
Net loss	$(6,993)	$(3,851)	$(3,142)

Revenue

Our revenue decreased by $6.1 million, or 38%, to $9.8 million during the three months ended March 31, 2015, from $15.9 million during the three months ended March 31, 2014, due to decreases in CDP and services revenue and licensing and royalty revenue.

CDP and services revenue decreased by $1.8 million, or 20%, to $7.1 million during the three months ended March 31, 2015, from $8.9 million during the three months ended March 31, 2014. This decrease was primarily attributable to a $3.8 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This was partially offset by $1.8 million in revenue derived from new customer engagements, and to a lesser extent a $0.2 million increase related to existing customer CDP growth.

There was no product revenue during the three months ended March 31, 2015 and 2014.

Licensing and royalty revenue decreased by $4.3 million, or 61%, to $2.7 million during the three months ended March 31, 2015, from $7.0 million during the three months ended March 31, 2014. This decrease was primarily attributable to a $4.2 million accelerated payment from a customer in connection with the suspension of CDP activities during the three months ended March 31, 2014 that did not reoccur in 2015, and to a lesser extent a $0.8 million decrease in scheduled minimum license fees. This is partially offset by a $0.7 million increase in scheduled minimum license fees guaranteed by other customer contracts and a one-time IP asset sale.

The following table presents revenue by geographic region (based on invoiced locations) during the three months ended March 31, 2015 and 2014 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$7,110	72%	$14,217	89%
Japan	982	10%	903	6%
APAC other	1,567	16%	542	3%
Europe and Middle East	186	2%	243	2%
Total	$9,845	100%	$15,905	100%

Cost of Revenue

Cost of revenue decreased by $1.1 million, or 16%, to $5.5 million during the three months ended March 31, 2015, from $6.6 million during the three months ended March 31, 2014. This change is a result of a $1.1 million decrease in direct labor, materials and other costs associated with CDP programs consistent with the decrease in CDP and services revenue.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 44.3% during the three months ended March 31, 2015 compared to 58.7% for the three months ended March 31, 2014. This decrease is primarily attributable to licensing and royalty revenue associated with an accelerated payment from a customer in connection with an amended CDP agreement during the three months ended

March 31, 2014 and to a lesser extent increased provisions for obsolete inventory for the three months ended March 31, 2015.

Research and Development

R&D expenses decreased by $0.5 million, or 7%, to $6.5 million during the three months ended March 31, 2015, from $7.0 million during the three months ended March 31, 2014. The change is primarily attributable to a decrease of $0.6 million in lower personnel costs related to decreased headcount, wages and other related benefits offset by a $0.1 million increase in professional services. Research and development expense included stock-based compensation of $0.5 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $0.3 million, or 21%, to $1.3 million during the three months ended March 31, 2015, from $1.6 million during the three months ended March 31, 2014. This decrease is attributable to $0.3 million in lower personnel costs related to decreased headcount, wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.2 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

General and Administrative

General and administrative expenses increased by $0.1 million, or 3%, to $3.4 million during the three months ended March 31, 2015, from $3.3 million during the three months ended March 31, 2014. This increase is primarily attributable to $0.2 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits.  This is partially offset by a $0.1 million decrease in professional fees. General and administrative expense included stock-based compensation of $0.7 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively.

Restructuring Charges

There were no restructuring charges for the three months ended March 31, 2015 compared to $1.1 million during the three months ended March 31, 2014. In February 2014, we reduced our workforce by 18%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs during the three months ended March 31, 2014.

Loss from Operations

Our operating loss increased by $3.2 million, to an operating loss of $6.9 million during the three months ended March 31, 2015, from an operating loss of $3.6 million during the three months ended March 31, 2014. Our operating expenses decreased by $1.8 million to $11.2 million during the three months ended March 31, 2015, from $13.0 million, which includes $1.1 million in restructuring related expenses, during the three months ended March 31, 2014.

Interest Expense, net

Interest expense, net decreased by $0.1 million to $0.1 million during the three months ended March 31, 2015, from $0.2 million during the three months ended March 31, 2014, and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the three months ended March 31, 2015 and 2014.

Other Income (Expense), net

Other income (expense), net, for the three months ended March 31, 2015 and 2014 consisted of foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the three months ended March 31, 2015 and 2014 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss increased by $3.1 million, to a net loss of $7.0 million during the three months ended March 31, 2015, from a net loss of $3.8 million during the three months ended March 31, 2014. The difference between operating income and net loss during the three months ended March 31, 2015 and 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of March 31, 2015 we had $62.2 million of cash, cash equivalents and short-term investments and $58.4 million of net working capital.

As of March 31, 2015, we had debt outstanding of $22.5 million related to the Loan Agreement with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.

To date, we have incurred significant losses. During the three months ended March 31, 2015 and 2014, we incurred net losses of $7.0 million and $3.9 million, respectively. As of March 31, 2015, our accumulated deficit was $138.9 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(1,820)	$2,047
Net cash provided by (used in) investing activities	$5,651	$(2,147)
Net cash provided by financing activities	$37	$339

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the three months ended March 31, 2015 in the amount of $1.8 million as compared to positive cash flows for the same period ending 2014 in the amount of $2.0 million.

Net cash used in operating activities during the three months ended March 31, 2015 of $1.8 million was primarily attributable to our net loss of $7.0 million, offset by non-cash charges of $2.4 million for depreciation, amortization, and accretion and $1.9 million for stock-based compensation. The net increase in cash flow from operating assets and liabilities of $1.0 million was primarily a result of a $1.8 million increase in accrued and other liabilities, offset by a decrease in deferred revenue of $1.4 million due to the earn out of advance customer payments.

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

During the three months ended March 31, 2015, cash provided by investing activities was $5.7 million, primarily as a result of $6.7 million in the net redemption and maturities of short-term investments, offset by $0.9 million in capital expenditures and $0.1 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. We have a term loan pursuant to the Loan Agreement with SVB with a remaining principal balance of $22.5 million as of March 31, 2015.

During the three months ended March 31, 2015, cash used in financing activities was not significant, in aggregate, primarily related to the scheduled principal payments on our SVB term loan in the amount of $0.5 million, which was offset by the issuance of common stock as a result of option exercises in the amount of $0.5 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$25,993	$1,325	$7,111	$5,104	$12,453
Term loan	22,500	1,500	21,000	—	—
Contractual interest payments on term loan	1,314	542	772	—	—
Purchase obligations (1)	338	338	—	—	—
Total	$50,145	$3,705	$28,883	$5,104	$12,453

(1)	Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2015, we made regular lease payments of $0.4 million under this operating lease agreement.

During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016, and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As of March 31, 2015, the remaining principal on the term loan was $22.5 million, with remaining interest payments of $1.3 million due over the term of the loan.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of March 31, 2015, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended March 31, 2015, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

During 2013 we entered into a Loan Agreement with SVB with a principal amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the term loan are fixed, we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of March 31, 2015, we were in compliance with the covenants in the Loan Agreement and are expecting to remain compliant for the next 12 months. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.                RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014, could materially and adversely affect our business, financial condition or future results. These risk factors are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk Factors section of our 2014 Annual Report on Form 10-K remains current in all material respects.

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

INTERMOLECULAR, INC.
(Registrant)
Date: May 7, 2015	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer