Form 10-Q
period 2015-06-30
INTERMOLECULAR INC
filed 2015-08-06
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 3, 2015
Common stock, $0.001 par value	48,763,423

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,376	$21,765
Short-term investments	44,445	43,304
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2015 and December 31, 2014	6,056	5,321
Inventory, current portion	—	34
Prepaid expenses and other current assets	1,772	1,784
Total current assets	66,649	72,208
Inventory, net of current portion	5,343	5,894
Property and equipment, net	16,459	19,106
Intangible assets, net	7,474	7,941
Other assets	287	288
Total assets	$96,212	$105,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,129	$862
Accrued liabilities	2,285	2,101
Accrued compensation and employee benefits	2,873	1,628
Deferred revenue	1,884	2,709
Related party deferred revenue	416	831
Note payable	2,000	2,000
Total current liabilities	10,587	10,131
Deferred revenue, net of current portion	559	1,103
Deferred rent, net of current portion	3,062	2,810
Note payable, net of current portion	20,000	21,000
Other long-term liabilities	176	128
Total liabilities	34,384	35,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 48,770,623 and 47,614,150 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	206,387	202,139
Accumulated other comprehensive loss	(50)	(37)
Accumulated deficit	(144,558)	(131,885)
Total stockholders’ equity	61,828	70,265
Total liabilities and stockholders’ equity	$96,212	$105,437

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaborative development program and services revenue	$7,176	$6,865	$14,274	$15,751
Product revenue	75	—	75	—
Licensing and royalty revenue	3,743	3,069	6,490	10,088
Total revenue	10,994	9,934	20,839	25,839
Cost of revenue:
Cost of collaborative development program and services revenue	4,489	5,484	9,900	11,954
Cost of product revenue	55	—	55	—
Cost of licensing and royalty revenue	76	152	152	250
Total cost of revenue	4,620	5,636	10,107	12,204
Gross profit	6,374	4,298	10,732	13,635
Operating expenses:
Research and development	7,160	6,212	13,660	13,168
Sales and marketing	1,587	1,379	2,896	3,027
General and administrative	3,186	3,097	6,596	6,410
Restructuring charges	—	293	—	1,361
Total operating expenses	11,933	10,981	23,152	23,966
Loss from operations	(5,559)	(6,683)	(12,420)	(10,331)
Other income (expense):
Interest expense, net	(121)	(179)	(255)	(373)
Other income (expense), net	2	5	7	—
Total other income (expense), net	(119)	(174)	(248)	(373)
Loss before provision for income taxes	(5,678)	(6,857)	(12,668)	(10,704)
Provision for income taxes	2	2	5	6
Net loss	$(5,680)	$(6,859)	$(12,673)	$(10,710)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.15)	$(0.27)	$(0.23)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	47,935,399	47,192,882	47,767,508	46,560,205

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Collaborative development program and services revenue	$3	$171	$6	$1,108
Licensing and royalty revenue	910	1,059	1,427	1,500
Total revenue	$913	$1,230	$1,433	$2,608

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,680)	$(6,859)	$(12,673)	$(10,710)
Unrealized losses on available-for-sale-securities	(43)	(18)	(13)	(18)
Other comprehensive loss	(43)	(18)	(13)	(18)
Comprehensive loss, net of income tax	$(5,723)	$(6,877)	$(12,686)	$(10,728)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,673)	$(10,710)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	5,240	5,164
Stock-based compensation	3,643	2,793
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(311)	845
Inventory	585	(497)
Accounts receivable	(735)	2,398
Accounts payable	144	(492)
Accrued and other liabilities	1,925	(525)
Deferred revenue	(1,369)	1,125
Related party deferred revenue	(415)	558
Net cash (used in) provided by operating activities	(3,966)	659
Cash flows from investing activities:
Purchase of short-term investments	(31,047)	(28,214)
Redemption of short-term investments	29,753	—
Purchase of property and equipment	(1,299)	(1,958)
Purchased and capitalized intangible assets	(435)	(948)
Net cash used in investing activities	(3,028)	(31,120)
Cash flows from financing activities:
Payment of debt	(1,000)	(1,000)
Proceeds from exercise of common stock options	605	1,163
Net cash (used in) provided by financing activities	(395)	163
Net decrease in cash and cash equivalents	(7,389)	(30,298)
Cash and cash equivalents at beginning of period	21,765	72,083
Cash and cash equivalents at end of period	$14,376	$41,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$374	$272
Cash paid for income taxes, net of refunds received	$1	$23
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$—	$324

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 27, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June  30, 2015 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements as of the year then ended.

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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that are expected to be held to maturity to be classified as long-term, as it expects to hold them to maturity. As of June 30, 2015, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $5.3 million and $5.9 million as of June 30, 2015 and December 31, 2014, respectively. Inventories in excess of salable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company did not have any material impairments during the six months ended June 30, 2015 and recorded inventory impairments of $0.3 million during the six months ended June 30, 2014.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of long-lived assets during the six months ended June 30, 2015 and 2014.

Revenue Recognition

The Company derives its revenue from three principal sources: collaborative development programs and other services; product sales; and technology licensing and royalty fees. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee is fixed or determinable; and
•	Collectability of the fee is probable.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	41%	42%	41%	32%	54%	54%
Customer B	11%	20%	12%	14%	*	14%
Customer D	-	10%	*	*	-	11%
Customer E	-	-%	-	20%	-	-
Customer G	23%	-	18%	-	27%	-

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the standard is effective beginning in the first quarter of fiscal year 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (ASU 2015-11) “Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value and will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted and the Company is currently in the process of evaluating the impact of the adoption of ASU 2015-11 on the consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. There have been no transfers between fair values during the six months ended June 30, 2015 and 2014. The Company does not have any financial liabilities that are measured and reported at fair value.

The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of June 30, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$11,362	$11,362	$—	$—
Corporate debt securities and commercial paper	44,445	—	44,445	—
Total assets measured at fair value	$55,807	$11,362	$44,445	$—

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$16,376	$16,376	$—	$—
Corporate debt securities and commercial paper	43,304	—	43,304	—
Total assets measured at fair value	$59,680	$16,376	$43,304	$—

Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2015 (in thousands):

	As of June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$3,015	$—	$—	$3,015
Money market funds	11,362	—	—	11,362
Corporate debt securities and commercial paper	44,495	—	(50)	44,445
Total cash, cash equivalents and short-term investments	$58,872	$—	$(50)	$58,822

As of December 31, 2014 the Company had $37,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	June 30, 2015	December 31, 2014
Lab equipment and machinery	$54,877	$53,412
Leasehold improvements	6,116	5,892
Computer equipment and software	3,943	3,774
Furniture and fixtures	199	197
Construction in progress	212	847
Total property and equipment	65,347	64,122
Less accumulated depreciation	(48,888)	(45,016)
Property and equipment, net	$16,459	$19,106

During 2013, the Company entered into a loan and security agreement (Loan Agreement) with Silicon Valley Bank (SVB) pursuant to which SVB made a term loan to the Company in the principal amount of $25.0 million. Under the Loan Agreement, and as of both June 30, 2015 and December 31, 2014, SVB held a security interest in substantially all of the Company's assets, excluding all intellectual property.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$1,946	$2,550	$3,990	$4,834

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	June 30, 2015	December 31, 2014
Patents issued	$7,205	$6,518
Patents pending	2,582	3,373
Trademarks	40	40
Total intangible assets	9,827	9,931
Less patent amortization	(2,353)	(1,990)
Intangible assets, net	$7,474	$7,941

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

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$178	$164	$363	$330

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rent expense	$567	$567	$1,134	$1,134

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of June 30, 2015:
Six months ending December 31, 2015	$786
The years ending December 31,
2016	2,350
2017	2,400
2018	2,459
2019	2,521
Thereafter	15,036
Total	$25,552

During 2015, the Company has made payments of $0.9 million related to this operating lease.

Silicon Valley Bank Loan Agreement

During 2013, the Company entered into the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. The Company is obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The Loan Agreement has a financial covenant that requires the Company to maintain a certain level of liquidity, and, as of June 30, 2015, the Company was compliant with the terms of that loan covenant. The term loan matures on November 30, 2016 and the Company is obligated to pay all outstanding principal and accrued and unpaid interest on that date.

The following table presents payments made during 2015 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Principal	Interest	Total	Principal	Interest	Total
SVB payments	$500	$183	$683	$1,000	$374	$1,374

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6.0	5.7	5.8	5.8
Risk-free interest rate	1.5%	1.9%	1.5%	1.9%
Expected volatility	51%	56%	50%	57%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$312	$243	$784	$548
Research and development	511	257	1,018	580
Sales and marketing	312	315	523	660
General and administrative	612	490	1,318	1,005
Total stock-based compensation	$1,747	$1,305	$3,643	$2,793

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1,124	$818	$2,461	$1,798
Restricted stock awards and restricted stock units (RSUs)	623	487	1,182	995
Total stock-based compensation	$1,747	$1,305	$3,643	$2,793

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$6,990	2.9
RSUs	$1,464	2.4

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	2,686,763	$0.82	1,888,100	$1.48
RSUs	40,000	$1.66	1,410,450	$2.78

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $0.7 million and $0.7 million, respectively.

RSUs that vested during the six months ended June 30, 2015 and 2014 had fair values of $2.8 million and $1.5 million, respectively, as of the vesting date.

Common Stock Warrants

As of June 30, 2015 and December 31, 2014, the Company had 90,000 outstanding warrants to purchase shares of common stock. All of these warrants were exercisable as of June 30, 2015 and December 31, 2014, respectively.

Common Stock

As of June 30, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2015	As of December 31, 2014
Number of stock options outstanding	10,928,886	10,441,562
Number of RSUs outstanding	539,410	1,583,801
Shares available for future grant	3,586,279	1,770,411
Number of warrants outstanding	90,000	90,000
Total shares reserved	15,144,575	13,885,774

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(5,680)	$(6,859)	$(12,673)	$(10,710)
Shares used in computing net loss per share of common stock, basic and diluted	47,935,399	47,192,882	47,767,508	46,560,205
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.15)	$(0.27)	$(0.23)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options to purchase common stock	10,928,886	6,901,291	10,928,886	6,901,291
RSUs	539,410	1,909,980	539,410	1,909,980
Common stock warrants	90,000	912,368	90,000	912,368

8. Income Taxes

Income tax expense for the six months ended June 30, 2015 was $5,000, or 0.0%, on a pre-tax loss of $12.7 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of June 30, 2015 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2013, the Company amended the CDP agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The CDP development program between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant stockholder of the Company. As of June 30, 2015, this stockholder was a beneficial owner of approximately 8.9%  of the Company’s common stock. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Related party revenue	$313	$354	$625	$1,257

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5% of the Company’s common stock as of June 30, 2015. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013.

As of June 30, 2015 and December 31, 2014, the Company did not have an accounts receivable balance, and had a deferred revenue balance in the amount of $0.4 million and $0.8 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Related party revenue	$601	$876	$809	$1,351

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$7,519	$9,054	$14,629	$23,271
Japan	313	354	1,295	1,257
APAC other	2,917	389	4,484	931
Europe and Middle East	245	137	431	380
Total	$10,994	$9,934	$20,839	$25,839

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $11.0 million for the three months ended June 30, 2015 and decreased to $20.8 million for the six months ended June 30, 2015 from $9.9 million and $25.8 million for the three and six months ended June 30, 2014. Our net loss decreased to $5.7 million for the three months ended June 30, 2015 and increased to $12.7 million for the six months ended June 30, 2015, from a net loss of $6.9 million and $10.7 million for the three and six months ended June 30, 2014. Since inception, we have incurred net losses leading to an accumulated deficit of $144.6 million as of June 30, 2015.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2015 as compared to those disclosed in our 2014 Form 10-K. For further information on our critical and other significant accounting policies, see our 2014 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Collaborative development program and services revenue	$7,176	$6,865	$311	5%	$14,274	$15,751	$(1,477)	(9)%
Product revenue	75	—	75	100%	75	—	75	100%
Licensing and royalty revenue	3,743	3,069	674	22%	6,490	10,088	(3,598)	(36)%
Total revenue	10,994	9,934	1,060	11%	20,839	25,839	(5,000)	(19)%
Cost of revenue:	4,620	5,636	(1,016)	(18)%	10,107	12,204	(2,097)	(17)%
Gross profit	6,374	4,298	2,076	48%	10,732	13,635	(2,903)	(21)%
Operating expenses:
Research and development	7,160	6,212	948	15%	13,660	13,168	492	4%
Sales and marketing	1,587	1,379	208	15%	2,896	3,027	(131)	(4)%
General and administrative	3,186	3,097	89	3%	6,596	6,410	186	3%
Restructuring charges	—	293	(293)	(100)%	—	1,361	(1,361)	(100)%
Total operating expenses	11,933	10,981	952	9%	23,152	23,966	(814)	(3)%
Loss from operations	(5,559)	(6,683)	1,124		(12,420)	(10,331)	(2,089)
Other income (expense):
Interest expense, net	(121)	(179)	58		(255)	(373)	118
Other income (expense), net	2	5	(3)		7	—	7
Total other income (expense), net	(119)	(174)	55		(248)	(373)	125
Loss before provision for income taxes	(5,678)	(6,857)	1,179		(12,668)	(10,704)	(1,964)
Provision for income taxes	2	2	—		5	6	(1)
Net loss	$(5,680)	$(6,859)	$1,179		$(12,673)	$(10,710)	$(1,963)

Revenue

Our revenue increased by $1.1 million, or 11%, to $11.0 million during the three months ended June 30, 2015, from $9.9 million during the three months ended June 30, 2014, due to increases in CDP and services revenue, product revenue and licensing and royalty revenue.

Our revenue decreased by $5.0 million, or 19%, to $20.8 million during the six months ended June 30, 2015, from $25.8 million during the six months ended June 30, 2014, due to decreases in CDP and services revenue and licensing and royalty revenue.

CDP and services revenue increased by $0.3 million, or 5%, to $7.2 million during the three months ended June 30, 2015, from $6.9 million during the three months ended June 30, 2014. This increase was primarily attributable to a $2.5 million increase in revenue from new customer engagements and $0.3 million increase related to existing CDP growth. This is partially offset by $2.5 million decrease in revenue related to scheduled completion and reduction of CDP and service agreements.

CDP and services revenue decreased by $1.5 million, or 9%, to $14.3 million during the six months ended June 30, 2015, from $15.8 million during the six months ended June 30, 2014. This decrease was primarily attributable to $6.3 million decrease in revenue from the scheduled completion and reduction of CDP and service agreements. This was partially offset by $4.4 million in revenue derived from new customer engagements and $0.4 million in revenue derived from the expansion of existing customer engagements.

Product revenue increased by $0.1 million during the three and six months ended June 30, 2015, as there were no workflow sales during the three and six months ended June 30, 2014.

Licensing and royalty revenue increased by $0.7 million, or 22%, to $3.7 million during the three months ended June 30, 2015, from $3.1 million during the three months ended June 30, 2014. This increase was primarily attributable to a non-recurring success fee of $0.9 million and was partially offset by a $0.2 million decrease in scheduled minimum license fees guaranteed by other customer contracts.

Licensing and royalty revenue decreased by $3.6 million, or 36%, to $6.5 million during the six months ended June 30, 2015, from $10.1 million during the six months ended June 30, 2014. This decrease was primarily attributable to a $4.2 million accelerated payment from a customer in connection with the suspension of CDP activities during the six months ended June 30, 2014 that did not reoccur in 2015. This was partially offset by a non-recurring success fee of $0.9 million and $0.2 million increase in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three and six months ended June 30, 2015 and 2014 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$7,519	68%	$9,054	91%	$14,629	70%	$23,271	90%
Japan	313	3%	354	4%	1,295	6%	1,257	5%
APAC other	2,917	27%	389	4%	4,484	22%	931	4%
Europe and Middle East	245	2%	137	1%	431	2%	380	1%
Total	$10,994	100%	$9,934	100%	$20,839	100%	$25,839	100%

Cost of Revenue

Cost of revenue decreased by $1.0 million, or 18%, to $4.6 million during the three months ended June 30, 2015, from $5.6 million during the three months ended June 30, 2014. This change is a result of a $1.0 million decrease in direct labor, materials and other costs associated with CDP programs.

Cost of revenue decreased by $2.1 million, or 17%, to $10.1 million during the six months ended June 30, 2015, from $12.2 million during the six months ended June 30, 2014. This change is a result of a $2.1 million decrease in direct labor, materials and other costs associated CDP programs consistent with the decrease in CDP and services revenue.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of CDP and services revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to CDP and services and product revenue.

Gross margin was 58.0% during the three months ended June 30, 2015 compared to 43.3% for the three months ended June 30, 2014. This increase is primarily attributable to the increased licensing and royalty revenue.

Gross margin was 51.5% during the six months ended June 30, 2015 compared to 52.8% for the six months ended June 30, 2014. This decrease was primarily attributable to licensing and royalty revenue associated with an accelerated payment from a customer in connection with an amended CDP agreement during the six months ended June 30, 2014.

Research and Development

R&D expenses increased by $0.9 million, or 15%, to $7.2 million during the three months ended June 30, 2015, from $6.2 million during the three months ended June 30, 2014. The change is primarily attributable to an increase of $0.6 million in personnel costs related to increased headcount, wages, stock-based compensation and other related benefits and an increase of $0.6 million in professional services.  These increases were partially offset by a $0.3 million decrease in depreciation. Research and development expense included stock-based compensation of $0.5 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively.

R&D expenses increased by $0.5 million, or 4%, to $13.7 million during the six months ended June 30, 2015, from $13.2 million during the six months ended June 30, 2014. The change was primarily attributable to an increase of $0.7 million in professional services and to a lesser extent $0.1 million increase in facility and depreciation expense.  These increases were partially offset by $0.3 million decrease in engineering parts and other expenses associated with new application development. Research and development expense included stock-based compensation of $1.0 million and $0.6 million during the six months ended June 30, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.2 million, or 15%, to $1.6 million during the three months ended June 30, 2015, from $1.4 million during the three months ended June 30, 2014. This increase is attributable to $0.3 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits and was partially offset by a $0.1 million decrease in professional services related costs. Sales and marketing expense included stock-based compensation of $0.3 million during the three months ended June 30, 2015 and 2014.

Sales and marketing expenses decreased by $0.1 million, or 4%, to $2.9 million during the six months ended June 30, 2015, from $3.0 million during the six months ended June 30, 2014. This decrease is related to decreases in professional services related costs. Sales and marketing expense included stock-based compensation of $0.5 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively.

General and Administrative

General and administrative expenses increased by $0.1 million, or 3%, to $3.2 million during the three months ended June 30, 2015, from $3.1 million during the three months ended June 30, 2014. This increase is primarily attributable to $0.2 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits.  This is partially offset by a $0.1 million decrease in professional fees. General and administrative expense included stock-based compensation of $0.6 million and $0.5 million during the three months ended June 30, 2015 and 2014, respectively.

General and administrative expenses increased by $0.2 million, or 3%, to $6.6 million during the six months ended June 30, 2015, from $6.4 million during the six months ended June 30, 2014. This increase is primarily attributable to $0.4 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. This is partially offset by a $0.2 million decrease in professional fees. General and administrative expense included stock-based compensation of $1.3 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively.

Restructuring Charges

There were no restructuring charges for the three months ended June 30, 2015 compared to $0.3 million during the three months ended June 30, 2014.

There were no restructuring charges for the six months ended June 30, 2015 compared to $1.4 million during the six months ended June 30, 2014. In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss decreased by $1.1 million, to an operating loss of $5.6 million during the three months ended June 30, 2015, from an operating loss of $6.7 million during the three months ended June 30, 2014. Our operating expenses increased by $0.9 million to $11.9 million during the three months ended June 30, 2015, from $11.0 million, which includes $0.3 million in restructuring related expenses, during the three months ended June 30, 2014.

Our operating loss increased by $2.1 million, to an operating loss of $12.4 million during the six months ended June 30, 2015, from an operating loss of $10.3 million during the six months ended June 30, 2014. Our operating expenses decreased by $0.8 million to $23.2 million during the six months ended June 30, 2015, from $24.0 million which includes $1.4 million in restructuring related expenses, during the six months ended June 30, 2014.

Interest Expense, net

Interest expense, net decreased by $0.1 million to $0.1 million during the three months ended June 30, 2015, from $0.2 million during the three months ended June 30, 2014, and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the three months ended June 30, 2015 and June 30, 2014.

Interest expense, net, decreased by $0.1 million to $0.3 million during the six months ended June 30, 2015, from $0.4 million during the six months ended June 30, 2014 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the six months ended June 30, 2015 and June 30, 2014.

Other Income (Expense), net

Other income (expense), net, for the three and six months ended June 30, 2015 and 2014 consisted of foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for income taxes during the three and six months ended June 30, 2015 and 2014 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $1.2 million, to a net loss of $5.7 million during the three months ended June 30, 2015, from a net loss of $6.9 million during the three months ended June 30, 2014. The difference between operating loss and net loss during the three months ended June 30, 2015 and June 30, 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

Our net loss increased by $2.0 million, to a net loss of $12.7 million during the six months ended June 30, 2015, from a net loss of $10.7 million during the six months ended June 30, 2014. The difference between operating loss and net loss during the six months ended June 30, 2015 and 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of June 30, 2015 we had $58.8 million of cash, cash equivalents and short-term investments and $56.1 million of net working capital.

As of June 30, 2015, we had debt outstanding of $22.0 million related to the Loan Agreement with SVB. We are obligated to pay interest at a fixed rate of 3.25% and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. Our obligations under the term loan require us to dedicate a substantial portion of our cash flow from operations to payments on interest and principal at or prior to maturity, thus reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy and other general corporate purposes. Such limitations increase our vulnerability to adverse general economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in the economy, our industry and new opportunities that may arise. In addition, our obligations under the term loan and the security interests granted in favor of SVB may make it more difficult for us to borrow funds in the future to fund working capital, capital expenditures and other purposes, which could materially and adversely affect our business, financial condition and results of operations.

To date, we have incurred significant losses. During the six months ended June 30, 2015 and 2014, we incurred net losses of $12.7 million and $10.7 million, respectively. As of June 30, 2015, our accumulated deficit was $144.6 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(3,966)	$659
Net cash used in investing activities	$(3,028)	$(31,120)
Net cash (used in) provided by financing activities	$(395)	$163

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the six months ended June 30, 2015 in the amount of $4.0 million as compared to positive cash flows for the same period ending 2014 in the amount of $0.7 million.

Net cash used in operating activities during the six months ended June 30, 2015 of $4.0 million was primarily attributable to our net loss of $12.7 million, offset by non-cash charges of $5.2 million for depreciation, amortization, and accretion and $3.6 million for stock-based compensation. The net decrease in cash flow from operating assets and liabilities of $0.2 million was primarily a result of a $1.9 million increase in accrued and other liabilities, offset by a decrease in deferred revenue of $1.8 million due to the earn out of advance customer payments and increase in accounts receivable of $0.7 million.

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

During the six months ended June 30, 2015, cash used in investing activities was $3.0 million, a result of $1.3 million in the net purchase of short-term investments,  $1.3 million in capital expenditures, and $0.4 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. We have a term loan pursuant to the Loan Agreement with SVB with a remaining principal balance of $22.0 million as of June 30, 2015.

During the six months ended June 30, 2015, cash used in financing activities was $0.4 million primarily related to the scheduled principal payments on our SVB term loan in the amount of $1.0 million, which was offset by the issuance of common stock as a result of option exercises in the amount of $0.6 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$25,552	$786	$7,209	$5,104	$12,453
Term loan	22,000	1,000	21,000	—	—
Contractual interest payments on term loan	1,131	359	772	—	—
Purchase obligations (1)	264	264	—	—	—
Total	$48,947	$2,409	$28,981	$5,104	$12,453

(1)	Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2015, we made regular lease payments of $0.9 million under this operating lease agreement.

During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016, and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As of June 30, 2015, the remaining principal on the term loan was $22.0 million, with remaining interest payments of $1.1 million due over the term of the loan.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of June  30, 2015, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended June  30, 2015, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

During 2013 we entered into a Loan Agreement with SVB with a principal amount of $25.0 million that bears interest at a fixed rate equal to 3.25%. We are obligated to pay interest at the applicable rate and $0.5 million of principal on a quarterly basis. The term loan matures on November 30, 2016 and we are obligated to pay all outstanding principal and accrued and unpaid interest on that date. As the rates on the term loan are fixed, we do not have any further exposure to changes in our interest expense as a result of changes in rates. However, in the event we enter into other long-term debt arrangements, we could be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operation. In addition, the Loan Agreement also includes several potential events of default such as payment default, material adverse change conditions and insolvency conditions that could cause interest to be charged at the rate that is otherwise applicable plus 5.0%. As of June  30, 2015, we were in compliance with the covenants in the Loan Agreement and are expecting to remain compliant for the next 12 months. If we are ever unable to meet the covenants in the Loan Agreement, we could also be required to renegotiate the terms of credit under the Loan Agreement, including the interest rate, and there can be no assurance that any renegotiated terms of credit would not materially impact our earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June  30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June  30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 6.                EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011. (1)	S-1/A	09/09/11	2.1
3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/12	3.1
3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/12	3.2
4.1	Specimen Common Stock Certificate.	S-1/A	11/07/11	4.1
4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	07/29/11	4.2
4.3	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	07/29/11	10.1
10.14c +	Amendment to Intermolecular, Inc. Change in Control and Severance Agreement with Scot A. Griffin.				X
10.14d +	Form of Change in Control and Severance Agreement.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+    Indicates a management contract or compensatory plan.

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
(Registrant)
Date: August 6, 2015	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer