Form 10-Q
period 2015-09-30
INTERMOLECULAR INC
filed 2015-11-06
CIK 1311241

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ◻	Accelerated filer ☒

Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of November 2, 2015
Common stock, $0.001 par value	48,920,754

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,301	$21,765
Short-term investments	31,193	43,304
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2015 and December 31, 2014	7,841	5,321
Accounts receivable, due from related parties	23	—
Inventory, current portion	—	34
Prepaid expenses and other current assets	1,177	1,784
Total current assets	43,535	72,208
Inventory, net of current portion	4,180	5,894
Property and equipment, net	16,088	19,106
Intangible assets, net	7,316	7,941
Other assets	513	288
Total assets	$71,632	$105,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,764	$862
Accrued liabilities	2,320	2,101
Accrued compensation and employee benefits	4,342	1,628
Deferred revenue	1,864	2,709
Related party deferred revenue	208	831
Note payable	—	2,000
Total current liabilities	10,498	10,131
Deferred revenue, net of current portion	130	1,103
Deferred rent, net of current portion	3,324	2,810
Note payable, net of current portion	—	21,000
Other long-term liabilities	234	128
Total liabilities	14,186	35,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001 per share—200,000,000 shares authorized; 48,851,166 and 47,614,150 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	207,788	202,139
Accumulated other comprehensive loss	(9)	(37)
Accumulated deficit	(150,382)	(131,885)
Total stockholders’ equity	57,446	70,265
Total liabilities and stockholders’ equity	$71,632	$105,437

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Program revenue	$8,684	$7,699	$22,958	$23,450
Product revenue	—	—	75	—
Licensing and royalty revenue	2,844	3,156	9,334	13,244
Total revenue	11,528	10,855	32,367	36,694
Cost of revenue:
Cost of development program and services revenue	4,984	6,090	14,884	18,044
Cost of product revenue	—	—	55	—
Cost of licensing and royalty revenue	64	77	216	327
Total cost of revenue	5,048	6,167	15,155	18,371
Gross profit	6,480	4,688	17,212	18,323
Operating expenses:
Research and development	7,422	5,023	21,082	18,191
Sales and marketing	1,639	1,321	4,535	4,348
General and administrative	3,171	3,134	9,767	9,544
Restructuring charges	—	—	—	1,361
Total operating expenses	12,232	9,478	35,384	33,444
Loss from operations	(5,752)	(4,790)	(18,172)	(15,121)
Other income (expense):
Interest expense, net	(52)	(159)	(307)	(532)
Other income (expense), net	(18)	(13)	(11)	(13)
Total other income (expense), net	(70)	(172)	(318)	(545)
Loss before provision for income taxes	(5,822)	(4,962)	(18,490)	(15,666)
Provision for income taxes	2	1	7	7
Net loss	$(5,824)	$(4,963)	$(18,497)	$(15,673)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.11)	$(0.38)	$(0.34)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	48,620,503	46,842,055	48,055,409	46,655,187

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Program revenue	$26	$3	$32	$1,111
Licensing and royalty revenue	915	1,147	2,343	2,647
Total revenue	$941	$1,150	$2,375	$3,758

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(5,824)	$(4,963)	$(18,497)	$(15,673)
Unrealized losses on available-for-sale-securities	41	(12)	28	(30)
Other comprehensive loss	41	(12)	28	(30)
Comprehensive loss, net of income tax	$(5,783)	$(4,975)	$(18,469)	$(15,703)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,497)	$(15,673)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	7,468	8,149
Stock-based compensation	4,788	4,529
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(136)	656
Inventory	263	50
Accounts receivable	(2,543)	770
Accounts payable	745	(1,231)
Accrued and other liabilities	3,542	(440)
Deferred revenue	(1,818)	1,166
Related party deferred revenue	(623)	430
Net cash (used in) provided by operating activities	(6,811)	(1,594)
Cash flows from investing activities:
Purchase of short-term investments	(32,118)	(45,171)
Redemption of short-term investments	44,114	785
Purchase of property and equipment	(933)	(2,568)
Purchased and capitalized intangible assets	(577)	(1,160)
Net cash (used in) provided by investing activities	10,486	(48,114)
Cash flows from financing activities:
Payment of debt	(23,000)	(1,500)
Proceeds from exercise of common stock options	861	1,175
Net cash (used in) provided by financing activities	(22,139)	(325)
Net decrease in cash and cash equivalents	(18,464)	(50,033)
Cash and cash equivalents at beginning of period	21,765	72,083
Cash and cash equivalents at end of period	$3,301	$22,050

Supplemental disclosure of cash flow information:
Cash paid for interest	$652	$471
Cash paid for income taxes, net of refunds received	$5	$33
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$1,252	$999
Transfer of inventory to property and equipment	$2,737	$—
Additions to property, equipment and intangible assets not paid at the end of the period	$528	$284

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements as of the year then ended.

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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year and that are expected to be held to maturity to be classified as long-term, as it expects to hold them to maturity. As of September 30, 2015, the Company did not have any such securities. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value, with all the associated unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Inventory

Inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Current inventories consist of work-in-process for products that are expected to be sold in the next twelve months. Noncurrent inventories consist of raw materials in the amount of $4.2 million and $5.9 million as of September 30, 2015 and December 31, 2014, respectively. Inventories in excess of salable or usable amounts and spare parts inventories that are considered obsolete are recorded as a cost of revenue in the period in which they occur. The Company recorded inventory impairments of $0.9 million and $0.3 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of property and equipment during the nine months ended September 30, 2015 and 2014.  The company did write off $0.6 million and $0.2 million of pending patents in the nine months ending September 30, 2015 and 2014.

Revenue Recognition

The Company derives its revenue from two principal sources: research and development programs and other services, and technology licensing and royalty fees. Product sales have been made historically, but are not a principal source of revenue. Revenue is recognized when all of the following criteria are met:

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

Programs and other services - The Company enters into development programs and other research and development service agreements with customers under which the Company conducts research and development activities with customers. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. In some contracts, the Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed, and revenue is recognized in a manner consistent with the fixed monthly fee. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

Product maintenance and support services - Included in program and other services revenue, these services entitle customers to receive product updates and enhancements or technical support and maintenance, depending on the offering. The related revenue is recognized ratably over the period the services are delivered.

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

The Company evaluates whether a delivered element has value to the customer without the remaining undelivered elements by determining whether the delivered element could be sold by the Company, or resold by the customer, on a stand-alone basis. The Company concluded that all of its products and services deliverables have value to the customers on a stand-alone basis, as all these deliverables have been or could be sold and used by customers on a stand-alone basis. Intellectual property license arrangements have value on a stand-alone basis if the customer could purchase and use them without the remaining elements of the arrangement. Essential and non-essential software deliverables used in conjunction with products are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered non-essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For purposes of classification in the consolidated statements of operations, revenue is allocated between development programs and services revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	34%	38%	39%	34%	46%	54%
Customer B	10%	22%	11%	16%	*	14%
Customer D	-	*	*	*	-	11%
Customer E	-	-	-	14%	-	-
Customer G	12%	-	16%	-	17%	-
Customer H	12%	-	*	-	18%	-

* less than 10%

Stock-Based Compensation

The Company applies the fair value recognition and measurement provisions of ASC 718 Compensation — Stock Compensation. The Company measures and recognizes compensation expense for all stock-based payment awards issued to employees and directors including employee stock options and restricted stock units based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Stock-based compensation cost is recorded net of estimated forfeitures on a straight-line basis over the requisite service period (generally the vesting period).

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (ASU 2015-11) “Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value and will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted and the Company does not expect the adoption of ASU 2015-11 to have a material effect on the consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and short-term investments at fair value on a recurring basis. There have been no transfers between fair values during the nine months ended September 30, 2015 and 2014. The Company does not have any financial liabilities that are measured and reported at fair value.

The following tables set forth the fair value of the Company’s cash equivalents by level within the fair value hierarchy (in thousands):

	As of September 30, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$234	$234	$—	$—
Corporate debt securities and commercial paper	31,193	—	31,193	—
Total assets measured at fair value	$31,427	$234	$31,193	$—

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$16,376	$16,376	$—	$—
Corporate debt securities and commercial paper	43,304	—	43,304	—
Total assets measured at fair value	$59,680	$16,376	$43,304	$—

Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2015 (in thousands):

	As of September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$3,067	$—	$—	$3,067
Money market funds	234	—	—	234
Corporate debt securities and commercial paper	31,202	—	(9)	31,193
Total cash, cash equivalents and short-term investments	$34,503	$—	$(9)	$34,494

As of December 31, 2014 the Company had $37,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	September 30, 2015	December 31, 2014
Lab equipment and machinery	$55,077	$53,412
Leasehold improvements	6,116	5,892
Computer equipment and software	4,270	3,774
Furniture and fixtures	203	197
Construction in progress	984	847
Total property and equipment	66,650	64,122
Less accumulated depreciation	(50,562)	(45,016)
Property and equipment, net	$16,088	$19,106

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$1,674	$2,433	$5,664	$7,267

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	September 30, 2015	December 31, 2014
Patents issued	$7,460	$6,518
Patents pending	2,351	3,373
Trademarks	40	40
Total intangible assets	9,851	9,931
Less patent amortization	(2,535)	(1,990)
Intangible assets, net	$7,316	$7,941

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

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$182	$175	$545	$505

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rent expense	$567	$567	$1,701	$1,701

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of September 30, 2015:
Three months ending December 31, 2015	$490
The years ending December 31,
2016	2,350
2017	2,399
2018	2,459
2019	2,521
Thereafter	15,037
Total	$25,256

During 2015, the Company has made payments of $1.2 million related to this operating lease.

The following table presents payments made during 2015 for interest and principal owed under the terms of the Loan Agreement (in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Principal	Interest	Total	Principal	Interest	Total
SVB payments	$22,000	$278	$22,278	$23,000	$652	$23,652

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.1	6.1	5.9	5.8
Risk-free interest rate	1.8%	1.9%	1.6%	1.9%
Expected volatility	49%	57%	50%	57%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$172	$407	$956	$955
Research and development	320	296	1,338	876
Sales and marketing	157	412	680	1,072
General and administrative	496	621	1,814	1,626
Total stock-based compensation	$1,145	$1,736	$4,788	$4,529

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$1,052	$874	$3,513	$2,672
Restricted stock awards and restricted stock units (RSUs)	93	862	1,275	1,857
Total stock-based compensation	$1,145	$1,736	$4,788	$4,529

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2015, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$6,522	2.8
RSUs	$1,124	2.2

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	3,479,313	$0.86	1,922,600	$1.47
RSUs	40,000	$1.66	1,410,450	$2.78

The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $0.8 million and $0.7 million, respectively.

RSUs that vested during the nine months ended September 30, 2015 and 2014 had fair values of $2.8 million and $1.7 million, respectively, as of the vesting date.

Common Stock Warrants

As of December 31, 2014, the Company had 90,000 outstanding and exercisable warrants to purchase shares of common stock. All of these warrants expired unexercised as of June 30, 2015.

Common Stock

As of September 30, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2015	As of December 31, 2014
Number of stock options outstanding	11,667,660	10,441,562
Number of RSUs outstanding	415,241	1,583,801
Shares available for future grant	2,799,694	1,770,411
Number of warrants outstanding	—	90,000
Total shares reserved	14,882,595	13,885,774

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(5,824)	$(4,963)	$(18,497)	$(15,673)
Shares used in computing net loss per share of common stock, basic and diluted	48,620,503	46,842,055	48,055,409	46,655,187
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.11)	$(0.38)	$(0.34)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options to purchase common stock	11,667,660	6,699,670	11,667,660	6,699,670
RSUs	415,241	1,830,805	415,241	1,830,805
Common stock warrants	—	90,000	—	90,000

8. Income Taxes

Income tax expense for the nine months ended September 30, 2015 was $7,000, or 0.0%, on a pre-tax loss of $18.5 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, non-deductible stock-based compensation expense, other currently non-deductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of September 30, 2015 against all of its deferred tax assets.

The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In March 2013, the Company amended the program agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The program development between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant stockholder of the Company. As of September 30, 2015, this stockholder was a beneficial owner of approximately 8.8% of the Company’s common stock. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Related party revenue	$336	$313	$961	$1,570

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5% of the Company’s common stock as of September 30, 2015. The other party and the Company each have  an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013.

As of September 30, 2015 and December 31, 2014, the Company had an immaterial accounts receivable balance, and had a deferred revenue balance in the amount of $0.2 million and $0.8 million, respectively, related to the amended agreement. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Related party revenue	$605	$837	$1,414	$2,188

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$7,206	$9,626	$21,835	$32,897
Japan	913	685	2,208	1,942
APAC other	3,115	407	7,599	1,338
Europe and Middle East	294	137	725	517
Total	$11,528	$10,855	$32,367	$36,694

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Overview

We provide solutions for the evaluation and development of engineered thin-film materials for next generation technology products.  Our customers manufacture products by depositing thin films of advanced materials using customized processes to create structures that must meet increasingly rigorous optical, mechanical or electrical specifications. Developing advanced thin film structures capable of addressing the specifications of particular applications increasingly requires the evaluation of a wider range of materials, as well as the development of a broader range of processes. Intermolecular utilizes proprietary methods to accelerate a broad and deep understanding of the characteristics of thin-film engineered materials.  Due to our flexibility, speed and materials focus, we are able to assist our customers by more quickly evaluating candidate materials and combining them into thin film solutions that meet their specific needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $11.5 million for the three months ended September 30, 2015 and decreased to $32.4 million for the nine months ended September 30, 2015 from $10.9 million and $36.7 million for the three and nine months ended September 30, 2014. Our net loss increased to $5.8 million for the three months ended September 30, 2015 and $18.5 million for the nine months ended September 30, 2015, from a net loss of $5.0 million and $15.7 million for the three and nine months ended September 30, 2014. Since inception, we have incurred net losses leading to an accumulated deficit of $150.4 million as of September 30, 2015.

Strategy

             Our mission is to become the leader in engineered materials solutions for complex technologies that differentiate our customers' products, allowing them to derive a competitive advantage from the interaction of materials science, processes, integration and device architecture that Intermolecular brings to bear. The company’s products and services consist of information products, tools, and materials formulations that enable its customers’ R&D departments to efficiently evaluate, develop and integrate materials that are critical to their next generation products.  Intermolecular’s product solutions create significant economic value for its customers by enabling them to rapidly discover and create new options for mission-critical materials decisions. We currently target semiconductor markets, including memory, logic and embedded memory, flat glass coatings and glass-based devices, light-emitting diodes (LEDs), displays, advanced alloys and other applications and markets that rely on multinary thin films for differentiation. To date, we have received the majority of our revenue from customers in DRAM, stand-alone non-volatile memory, complex logic, solar cells, and energy-efficiency applications in flat glass coatings and glass-based devices, and we have not yet received a material amount of revenue from customers in embedded memory, LEDs, displays and other technologies.

Basis of Presentation

How We Generate Revenue

Our customer engagement process generates revenue in three ways: program revenue; licensing and royalty revenue, and product revenue. Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements. Program revenue may include payments for research services, milestone payments, and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to three years. Services revenue outside of programs are substantially comprised of support and maintenance fees and extended warranty agreements. Program revenue is recognized in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate.

•

Program revenue.  Program revenue may include payments for research services, milestone payments, and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to three years. Services revenue outside of programs are substantially comprised of support and maintenance fees and extended warranty agreements. Program revenue is recognized in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate.

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

•

Product revenue.  Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for programs and licensing fees and royalties. As our other revenue streams increase we expect our product revenue to continue to decrease as a percentage of our overall revenue. Product revenue is recognized upon shipment (when title and risk of loss have passed to the customer), and customer acceptance, if required, is achieved.

Cost of Revenue

Our cost of revenue is variable and depends on the product mix and type of revenue earned in each period relating to our customer programs.

•

Cost of program revenue. Our cost of program revenue is primarily comprised of salaries and other personnel-related expenses (including stock-based compensation) for our research and development scientists, engineers and development fab process operations employees. Additionally, our cost of revenue includes costs of wafers, targets, materials, program-related supplies, third-party professional fees and depreciation of equipment used in programs. Inventory obsolescence and customer related asset impairments are included in cost of program revenue.

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents, which were acquired as part of our completion of the Symyx asset purchase transaction in November 2011, and licensing obligations.

•

Cost of product revenue. Our cost of product revenue primarily includes our cost of products sold, which we expect to continue to decrease as a percentage of overall cost of revenue. Cost of product revenue is recognized upon product shipment (when title and risk of loss transfer) and customer acceptance, if required. The cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period.

Research and Development

Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses (including stock-based compensation expenses) for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. R&D overhead costs that are not allocated to a customer program are recognized as expenses within R&D. We expect our R&D expense to increase modestly in absolute dollars in the near-term periods as resources are reallocated from customer programs to R&D and as we continue to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.

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

Restructuring Expenses

In 2014, after experiencing a reduced level of program activity, we initiated reductions in force in February 2014 and May 2014 with respect to approximately 18% and 10% of our workforce at such times, respectively. These reductions in force were part of an overall plan to reduce our cost structure and were completed during 2014. Restructuring expenses consisted of personnel-related costs.

Interest Expense, net

Interest expense consisted primarily of interest accrued on our three year note payable with Silicon Valley Bank. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2015 as compared to those disclosed in our 2014 Form 10-K. For further information on our critical and other significant accounting policies, see our 2014 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$8,684	$7,699	$985	13%	$22,958	$23,450	$(492)	(2)%
Product revenue	—	—	—	100%	75	—	75	100%
Licensing and royalty revenue	2,844	3,156	(312)	(10)%	9,334	13,244	(3,910)	(30)%
Total revenue	11,528	10,855	673	6%	32,367	36,694	(4,327)	(12)%
Cost of revenue:	5,048	6,167	(1,119)	(18)%	15,155	18,371	(3,216)	(18)%
Gross profit	6,480	4,688	1,792	38%	17,212	18,323	(1,111)	(6)%
Operating expenses:
Research and development	7,422	5,023	2,399	48%	21,082	18,191	2,891	16%
Sales and marketing	1,639	1,321	318	24%	4,535	4,348	187	4%
General and administrative	3,171	3,134	37	1%	9,767	9,544	223	2%
Restructuring charges	—	—	—	—%	—	1,361	(1,361)	(100)%
Total operating expenses	12,232	9,478	2,754	29%	35,384	33,444	1,940	6%
Loss from operations	(5,752)	(4,790)	(962)		(18,172)	(15,121)	(3,051)
Other income (expense):
Interest expense, net	(52)	(159)	107		(307)	(532)	225
Other income (expense), net	(18)	(13)	(5)		(11)	(13)	2
Total other income (expense), net	(70)	(172)	102		(318)	(545)	227
Loss before provision for income taxes	(5,822)	(4,962)	(860)		(18,490)	(15,666)	(2,824)
Provision for income taxes	2	1	1		7	7	—
Net loss	$(5,824)	$(4,963)	$(861)		$(18,497)	$(15,673)	$(2,824)

Revenue

Our revenue increased by $0.7 million, or 6%, to $11.5 million during the three months ended September 30, 2015, from $10.9 million during the three months ended September 30, 2014, due to increases in program revenue, partially offset by decreases in licensing and royalty revenue.

Our revenue decreased by $4.3 million, or 12%, to $32.4 million during the nine months ended September 30, 2015, from $36.7 million during the nine months ended September 30, 2014, due to decreases in program revenue and licensing and royalty revenue.

Program revenue increased by $1.0 million, or 13%, to $8.7 million during the three months ended September 30, 2015, from $7.7 million during the three months ended September 30, 2014. This increase was primarily attributable to a $3.2 million increase in revenue from new customer engagements. This is partially offset by $2.4 million decrease in revenue related to scheduled completion and reduction of program agreements.

Program revenue decreased by $0.5 million, or 2%, to $23.0 million during the nine months ended September 30, 2015, from $23.5 million during the nine months ended September 30, 2014. This decrease was primarily attributable to $8.6 million decrease in revenue from the scheduled completion and reduction of program agreements. This was partially offset by $8.0 million in revenue derived from new customer engagements.

Product revenue increased by $0.1 million during the nine months ended September 30, 2015. There were no product revenues during the three and nine months ended September 30, 2014.

Licensing and royalty revenue decreased by $0.3 million, or 10%, to $2.8 million during the three months ended September 30, 2015, from $3.2 million during the three months ended September 30, 2014. This decrease was primarily attributable to lower end-market sales of products subject to royalties.

Licensing and royalty revenue decreased by $3.9 million, or 30%, to $9.3 million during the nine months ended September 30, 2015, from $13.2 million during the nine months ended September 30, 2014. This decrease was primarily attributable to $4.2 million in accelerated payments from a customer in connection with the suspension of program activities during the nine months ended September 30, 2014 that did not reoccur in 2015. This was partially offset by a non-recurring success fee of $0.9 million and $0.1 million increase in scheduled minimum license fees guaranteed by other customer contracts.

The following table presents revenue by geographic region (based on invoiced locations) during the three and nine months ended September 30, 2015 and 2014 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$7,206	62%	$9,626	89%	$21,835	68%	$32,897	90%
Japan	913	8%	685	6%	2,208	7%	1,942	5%
APAC other	3,115	27%	407	4%	7,599	23%	1,338	4%
Europe and Middle East	294	3%	137	1%	725	2%	517	1%
Total	$11,528	100%	$10,855	100%	$32,367	100%	$36,694	100%

Cost of Revenue

Cost of revenue decreased by $1.1 million, or 18%, to $5.0 million during the three months ended September 30, 2015, from $6.2 million during the three months ended September 30, 2014. This change is a result of decreases in direct labor, materials and other costs associated with programs.

Cost of revenue decreased by $3.2 million, or 18%, to $15.2 million during the nine months ended September 30, 2015, from $18.4 million during the nine months ended September 30, 2014. This change is a result of a $3.2 million decrease in direct labor, materials and other costs associated programs consistent with the decrease in program revenue.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue, product revenue, and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program and product revenue.

Gross margin was 56.2% during the three months ended September 30, 2015 compared to 43.2% for the three months ended September 30, 2014. This increase is primarily attributable to the increased revenue and decreased direct labor, materials and other costs associated with programs.

Gross margin was 53.2% during the nine months ended September 30, 2015 compared to 49.9% for the nine months ended September 30, 2014. This increase was primarily attributable to a decrease in direct labor, materials and other costs associated with programs.

Research and Development

R&D expenses increased by $2.4 million, or 48%, to $7.4 million during the three months ended September 30, 2015, from $5.0 million during the three months ended September 30, 2014. The change is primarily attributable to an increase of $1.9 million in personnel costs related to increased headcount, wages, stock-based compensation and other related benefits, an increase of $0.4 million in engineering parts and other expenses and an increase of $0.5 million in professional services.  These increases were partially offset by a $0.2 million decrease in administrative expenses and a $0.1 million decrease in depreciation and amortization expenses. Research and development expense included stock-based compensation of $0.3 million during the three months ended September 30, 2015 and 2014.

R&D expenses increased by $2.9 million, or 16%, to $21.0 million during the nine months ended September 30, 2015, from $18.2 million during the nine months ended September 30, 2014. The change was primarily attributable to an increase of $1.9 million in personnel costs, a  $1.2 million increase in professional services and a $0.1 million increase in facility and depreciation expense.  These increases were partially offset by $0.2 million decrease in engineering parts and other expenses associated with new application development. Research and development expense included stock-based compensation of $1.3 million and $0.9 million during the nine months ended September 30, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 24%, to $1.6 million during the three months ended September 30, 2015, from $1.3 million during the three months ended September 30, 2014. This increase is attributable to $0.3 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $0.2 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively.

Sales and marketing expenses increased by $0.2 million, or 4%, to $4.5 million during the nine months ended September 30, 2015, from $4.3 million during the nine months ended September 30, 2014. This increase is primarily attributable to $0.4 million in higher personnel costs, partially offset by a $0.1 million decline in professional services related costs. Sales and marketing expense included stock-based compensation of $0.7 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative

General and administrative expenses increased by $0.1 million, or 1%, to $3.2 million during the three months ended September 30, 2015, from $3.1 million during the three months ended September 30, 2014. This increase is primarily attributable to $0.3 million in higher personnel costs related to increased headcount, wages, stock-based compensation and other related benefits.  This is partially offset by a $0.2 million decrease in professional fees. General and administrative expense included stock-based compensation of $0.5 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively.

General and administrative expenses increased by $0.2 million, or 2%, to $9.7 million during the nine months ended September 30, 2015, from $9.5 million during the nine months ended September 30, 2014. This increase is primarily attributable to $0.7 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits. This is partially offset by a $0.4 million decrease in professional fees and a $0.1 million decrease in depreciation and amortization expense. General and administrative expense included stock-based compensation of $1.8 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively.

Restructuring Charges

There were no restructuring charges for the three months ended September 30, 2015 and September 30, 2014.

There were no restructuring charges for the nine months ended September 30, 2015 compared to $1.4 million during the nine months ended September 30, 2014. In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss increased by $1.0 million, to an operating loss of $5.8 million during the three months ended September 30, 2015, from an operating loss of $4.8 million during the three months ended September 30, 2014. Our operating expenses increased by $2.8 million to $12.2 million during the three months ended September 30, 2015, from $9.5 million during the three months ended September 30, 2014.

Our operating loss increased by $3.1 million, to an operating loss of $18.2 million during the nine months ended September 30, 2015, from an operating loss of $15.1 million during the nine months ended September 30, 2014. Our operating expenses increased by $1.9 million to $35.4 million during the nine months ended September 30, 2015, from $33.4 million which includes $1.4 million in restructuring related expenses, during the nine months ended September 30, 2014.

Interest Expense, net

Interest expense, net decreased by $0.1 million to $0.1 million during the three months ended September 30, 2015, from $0.2 million during the three months ended September 30, 2014, and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the three months ended September 30, 2015 and September 30, 2014.

Interest expense, net, decreased by $0.2 million to $0.3 million during the nine months ended September 30, 2015, from $0.5 million during the nine months ended September 30, 2014 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the nine months ended September 30, 2015 and June 30, 2014.

Other Income (Expense), net

Other income (expense), net, for the three and nine months ended September 30, 2015 and 2014 consisted of foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for income taxes during the three and nine months ended September 30, 2015 and 2014 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $0.9 million, to a net loss of $5.8 million during the three months ended September 30, 2015, from a net loss of $4.9 million during the three months ended September 30, 2014. The difference between operating loss and net loss during the three months ended September 30, 2015 and September 30, 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

Our net loss increased by $2.8 million, to a net loss of $18.5 million during the nine months ended September 30, 2015, from a net loss of $15.7 million during the nine months ended September 30, 2014. The difference between operating loss and net loss during the nine months ended September 30, 2015 and 2014 was primarily related to interest expense associated with the Loan Agreement with SVB.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of September 30, 2015 we had $34.5 million of cash, cash equivalents and short-term investments and $33.0 million of net working capital.

To date, we have incurred significant losses. During the nine months ended September 30, 2015 and 2014, we incurred net losses of $18.5 million and $15.7 million, respectively. As of September 30, 2015, our accumulated deficit was $150.3 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand programs in the semiconductor and clean energy industries, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional contracts in our target industries, the progress and scope of R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much funding we may need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations and repay our outstanding debt when it may become due, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash and investments in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(6,811)	$(1,594)
Net cash (used in) provided by investing activities	$10,486	$(48,114)
Net cash (used in) provided by financing activities	$(22,139)	$(325)

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the nine months ended September 30, 2015 in the amount of $6.8 million as compared to negative cash flows for the same period ending 2014 in the amount of $1.6 million.

Net cash used in operating activities during the nine months ended September 30, 2015 of $6.8 million was primarily attributable to our net loss of $18.5 million, offset by non-cash charges of $7.5 million for depreciation, amortization, and accretion and $4.8 million for stock-based compensation. The net decrease in cash flow from operating assets and liabilities of $0.6 million was primarily a result of a $3.5 million increase in accrued and other liabilities, offset by a decrease in deferred revenue of $1.8 million due to the earn out of advance customer payments and increase in accounts receivable of $2.5 million.

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

During the nine months ended September 30, 2015, cash provided by investing activities was $10.5 million, a result of $12.0 million in the net redemptions of short-term investments, $0.9 million in capital expenditures, and $0.6 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the nine months ended September 30, 2015, cash used in financing activities of $22.1 million primarily related to the repayment of our SVB term loan in the amount of $23.0 million, which was offset by proceeds from common stock option exercises in the amount of $0.9 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$25,256	$490	$7,209	$5,104	$12,453
Purchase obligations (1)	425	425	—	—	—
Total	$25,681	$915	$7,209	$5,104	$12,453

(1)	Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory related items.

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2015, we made regular lease payments of $1.2 million under this operating lease agreement.

During 2013 we entered into a term loan pursuant to the Loan Agreement with SVB in the amount of $25.0 million that bore interest at a fixed rate equal to 3.25%. As of September 30, 2015, the remaining principal on the term loan was paid back in full.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of September 30, 2015, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended September 30, 2015, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September  30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September  30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

INTERMOLECULAR, INC.
(Registrant)
Date: November 6, 2015	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer