Form 10-K
period 2015-12-31
INTERMOLECULAR INC
filed 2016-03-28
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2015 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the registrant's common stock, par value $0.001, held by non-affiliates of the registrant was $49.8 million based upon the closing price reported for such date by the NASDAQ. Shares of the registrant's common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2016, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 49,521,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTERMOLECULAR, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our customers and programs, expenses, liquidity, cash flow, growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Intermolecular, particular uncertainties that could affect future results include: our limited operating history; fluctuations in quarterly results; our ability to achieve profitability, which is dependent on, among other things, (i) customer acceptance of our HPC platform as an alternative to conventional research and development; (ii) our ability to provide customers with the technological innovations they seek; (iii)our ability to evaluate engineered thin-film materials for next generation technology products (iv); our dependence on a limited number of customers;; rapid technological changes and market cyclicality in the semiconductor industry; the early stage of development of the new market sectors and the challenges each industry within the sector faces; our ability to scale our development services to accommodate more programs; our ability to make the substantial research and development investments required to stay competitive in our business and to be able to address a wider range of markets and customers; our ability to adequately protect against potential conflicts of interest and breaches of confidentiality among our customers; our ability to work cooperatively with our customers' materials suppliers and equipment manufacturers; the ability of our suppliers to deliver sufficient quantities of materials in a timely manner; our ability to manage our future growth, including an increasing number of employees, customers and programs; our ability to scale our development efforts and secure new programs with new or existing customers and the timing of those programs; the degree to which existing CDPs and programs are completed or expanded; our ability to realize any expected growth, synergies or benefits from acquisitions, strategic investments or joint ventures we may enter into; our potential need for additional capital to finance our business for purposes that could include potential acquisitions as well as repayment of debt; the potential loss of key personnel; our general ability to compete successfully in challenging markets; risk associated with transactions with related parties; product liability for our HPC tools and for our customers' products that incorporate technology developed through our programs; the costs and risks associated with environmental, health and safety laws and regulations; global or regional economic, political and social circumstances that could adversely affect our business; business interruptions such as earthquakes and other natural disasters; our ability to use our tax credit carryforwards; our ability to effectively protect our intellectual property, including patents, trade secrets and other proprietary information; any potential involvement in intellectual property litigation; and any potential payments to our customers resulting from our intellectual property indemnification policies and obligations. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: "Risk Factors" of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductors, consumer electronics, aerospace and automotive.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary high productivity combinatorial (HPC™) platform and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

Our HPC platform, which consists of our Tempus™ processing tools, our unique, automated characterization methods, and our Informatics analysis software, is purpose-built for research and development (“R&D”) using combinatorial process systems in concert with established CVD, physical vapor deposition (“PVD”) and atomic layer deposition (“ALD”) deposition methods. Combinatorial processing is a methodology for experimentation, discovery and development that employs parallel and other high-throughput experimentation, which allows R&D experimentation to be performed at speeds up to 100 times faster than conventional R&D platforms, which are optimized for manufacturing rather than for R&D.  Our development team included approximately 98 scientists and engineers (of whom approximately 58% have PhDs) or approximately 56% of our total headcount as of December 31, 2015.

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based R&D, and are pursuing technical advancements that are critical to their success and strategy.  Each of Guardian Industries Corp. (“Guardian”), Micron Technology, Inc. (“Micron”) and SK Hynix accounted for more than 10% of our revenue for the year ended December 31, 2015. Each of GLOBALFOUNDRIES, Guardian and Micron accounted for more than 10% of our revenue for the year ended December 31, 2014, and each of ATMI, First Solar, GLOBALFOUNDRIES and Micron accounted for more than 10% of our revenue for the year ended December 31, 2013. To date, we have received the substantial majority of our revenue from customers in dynamic RAM (“DRAM”), flash memory, complex logic, materials and energy-efficient applications in flat glass.

Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using PVD and ALD processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as DRAM and new non-volatile memory (“NVM”) technologies.  Going forward, we plan to continue growing our footprint within semiconductors, including partnering in logic, while significantly expanding our engagements in areas such as architectural glass, display, consumer electronics, aerospace and automotive.

We have a flexible engagement model that allows our customers to choose how best to leverage our HPC platform and whether and how to work with our development team.  Historically, we offered only multi-year collaborative development programs (“CDPs”), which typically required the customer to pay a fixed annual fee during the engagement and an ongoing royalty stream upon our customer’s commercialization of technology we developed under the program.  Such engagements typically took nine to twenty-four months to negotiate and often were conducted at or below cost to secure the royalty obligation, which was contingent upon our customer’s successful introduction of the developed technology under the CDP.

As demonstrated by the relatively long sales cycle, the CDP model is subject to substantial resistance by many potential customers, and in particular semiconductor customers, who typically budget for R&D annually (not across multiple years) and are averse to paying ongoing royalties in addition to paying for the initial development work.  The CDP model, if not priced to ensure profitability during a collaboration, is also subject to substantial risk because there is no guarantee of success in R&D.  Accordingly, today our preferred approach is to engage with customers using a multi-year umbrella agreement that allows our customer during the term to selectively engage in multiple projects, each typically having a duration of six to twelve months and each subject to its own payment obligations, which can include success fees or royalties depending on how the project leverages our development team or incorporates our background technology.  Generally, if a project requires us to both direct the project and meet a target specification, as is typically the case for CDPs, we seek success fees and/or royalties in addition to insisting on being profitably compensated during the term of the project.  Similarly, we seek an additional fee if a customer decides to commercialize our background technology.  Our new, flexible engagement model has substantially reduced our sales cycle and significantly improved our operating results.

We believe there are opportunities for us to develop our own advanced materials while preserving the trusted relationship with our customers.  By pursuing the discovery and development of novel materials required for new applications, we believe we can effectively complement our current customers markets and serve additional industries such as automotive and aerospace.  We believe that the licensing of our proprietary materials has potential to produce a more robust stream of royalty revenues than has been the case with CDPs, which rely upon our customers’ commercialization of our technology.

Our Advantage

We have pioneered, developed and patented a proprietary platform and methodology for improving R&D in our target markets. Our strengths include:

•

Proprietary and patented HPC platform.  Our HPC platform employs proprietary and patented combinatorial methods to parallel and rapid-serial process up to 192 experiments on a single substrate as compared to conventional methods, which typically allow only a single experiment at a time.

•

Flexible technology platform configurable for and extendable to multiple markets.  Our HPC platform can be configured for many applications and extended to address a broad set of markets. Because of the similarities and synergies in materials deposition, manufacturing processes and device integration complexities across markets, our platform allows us to create unified workflows and support innovation across multiple markets.

•

Seasoned engineering team with multi-disciplinary expertise.  We have assembled a multi-disciplinary team of scientists and engineers with expertise across various disciplines, fields and technologies, including materials science, chemistry, physics, engineering, process equipment development, software and informatics, process development and integration, device technologies and device integration.

•

Deep expertise in advanced materials, processes, integration and device architectures.  We have accelerated innovation for a broad set of customers across multiple markets. Our team and our platform enable more rapid comprehension and learning about advanced materials, processes, integration and device architectures, some of which is applicable across markets.  We generate our own IP such as materials characteristics, optimized processes and interoperability of systems and architectures that can be applicable in many fields of use and potentially generate license fees for Intermolecular.

•

Our revenue is built on customer programs and licensing fees.  Our customer programs may/are designed to generate predictable services revenue throughout the length of the engagement.  In some cases, we also receive success fees or licensing fees for our work and technology.   Licensing and royalty revenue over the past three years has accounted for 25%, 36% and  22% of revenue in the years ended December 31, 2015, 2014 and 2013, respectively. Included in licensing and royalty revenue, during the year ended December 31, 2014, is an accelerated payment in the amount of $4.2 million (or nine percentage points of revenue) from a customer in connection with the suspension of program activities with that customer.

Embedded throughout our platform, which is a combination of hardware and software, our proprietary technology is based upon the parallel and/or rapid serial experimentation capabilities of combinatorial methods. High-productivity combinatorial (or “HPC”) methods generally refer to techniques that vary materials, unit processes, process, and device integration sequences across multiple regions of one or more substrates, the output of which can then be evaluated in parallel or rapid serial fashion. Our informatics software and analytical methods characterize and analyze these combinations of materials, unit processes, process, and device integration sequences for the most promising solutions in a structured, automated and throughput-matched fashion. The relationship between materials, processes, integration and device output are established earlier in the development process, so that performance and manufacturability considerations are taken into account from the outset, instead of late in the R&D process.

We begin the development and discovery process by working with our customers to design experiments to synthesize, characterize and understand the material sets they want to explore.  We then use our HPC platform to run those experiments.  Once an experiment is processed, the data sets of each experiment are stored in a secure database and analyzed for desired properties. As with processing, our clean room labs include a broad array of characterization and metrology instruments and software to evaluate different properties under a wide variety of process conditions. These properties include physical, electrical, mechanical, thermal, chemical, and optical properties. In general, we are able to design, process and characterize tens to hundreds of experimental results in a single day.

Intellectual Property

Our success depends in part on our IP, including patents, trade secrets and know-how. We have patented and continue to seek patent protection for combinatorial methods and systems included in our HPC platform, and we will also seek patents for advanced materials and related technologies we develop outside of development services for our customers, e.g., technologies developed as internal research and development or part of a joint development effort with a partner. Historically, we also patented innovations arising from CDPs and will continue to do so to the extent required by agreements with our customers; however, generally, we no longer seek patent protection for technology arising from customer development services.

Our Customers

Our customers serve large and growing markets, including the markets for semiconductors, flat glass, advanced alloys, light-emitting diodes (LEDs), flat-panel displays, and other applications. Success in these markets requires rapid and cost-effective product innovation, fast time-to-market, competitive pricing, production scalability and the ability to achieve specific product performance requirements. Our semiconductor customers’ products are typically manufactured using thin-film deposition of advanced materials through customized processes that create a specific device architecture. These thin-film structures must then be scaled and integrated into cost-effective manufacturing processes to serve high-volume end markets. Conventional R&D approaches are increasingly challenged by the ever increasing device complexity and the market need to manage innovation in our target markets.

Empowered with our inter-disciplinary team and unique technology through our HPC platform, we believe we are well positioned to assist manufacturing industries that increasingly rely on the discovery and introduction of new materials, which traditionally have required intensive, time-consuming experimentation due to the fact that advanced materials are not well-understood and accurate, robust models do not exist. Ironically, the greater expertise and higher costs required to discover and introduce advanced materials have led to increased specialization among materials, capital equipment, semiconductor manufacturing and IC (integrated circuit) design companies. This specialization has left gaps in the industry knowledge base with respect to the complex interactions among materials science, process technology, device integration and the ability to scale to high-volume, high-performance IC production.  Our HPC platform allows us to accelerate the rate of experimentation, and our inter-disciplinary team has been assembled to address such gaps.

The majority of our revenue during 2015 came from our semiconductor customers, which represented a combined 77% of our total revenue during the year ended December 31, 2015.  The majority of our revenue during 2014 came from our three largest customers for that period, GLOBALFOUNDRIES, Guardian and Micron, which represented a combined 62% of our total revenue during the year ended December 31, 2014. The majority of our revenue during the year ended December 31, 2013 came from our four largest customers for that period, ATMI, First Solar, GLOBALFOUNDRIES and Micron, which represented a combined 55%.

Research and Development

We conduct R&D activities for customers and for internal research and development on both workflow platform development and application R&D. As of December 31, 2015, we employed a research and development team of 126 full-time employees. This R&D team includes many experienced engineers, scientists and managers with advanced degrees from leading universities around the world and experience with leading chip manufacturers, solar PV companies and equipment and materials suppliers. We believe these R&D professionals on our team have enabled us to develop our HPC platform, support customer programs, implement our technology roadmap rapidly and provide us with the foundation for our technology advancement in the future.

We devote a substantial portion of our resources to engineering of our next-generation platforms by integrating future generations of technology and developing standardized software and hardware modules. We work closely with multiple vendors during the development of new workflows or workflow modifications for use in our future platforms. The synergies among existing and new workflows often enable us to operate with adjacent vertical technologies. Our R&D expenses were $28.6 million, $24.3 million, and $24.5 million for the years ended December 31, 2015, 2014 and 2013, respectively; this represented approximately 63%, 51% and 36%, of our revenue in those years, respectively.

Competition

The principal capabilities required to be competitive in our market include technical expertise, processes and integration capabilities, diversity of platform offerings, development speed and performance, quality and reliability of engineers, depth of collaboration with customers and technical support. We believe we compete favorably with respect to these factors because of the breadth of capabilities of our HPC platform, the depth of multi-disciplinary expertise of our internal research team and external engineering teams who collaborate with customers and our use of combinatorial processing and throughput matched characterization and analysis. These differentiating factors allow us to explore more comprehensive materials sets and provide faster results to our customers. We are not aware of any companies that currently compete or have to date competed with us in the use of combinatorial methods for thin-film development ; however, we do believe that we compete for the R&D resources of our customers with third-party IP licensors, equipment suppliers, industry consortia, alliance partnerships and university research teams. In addition, many of our customers design, develop, manufacture and market solutions based on their own unique device architectures and develop their own intellectual property in-house.

A portion of our revenue is generated from the sales of end products by our customers, and our competitive position therefore is dependent on their competitive positions. The markets for our customers' products that incorporate technology developed through our programs are intensely competitive and characterized by rapid technological change. These changes result in frequent product introductions, short product development cycles and increased product capabilities typically representing significant price and performance improvements.

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

Employees

As of December 31, 2015, we had a total of 175 full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas; Backlog

We derive a significant portion of our revenue from customers that are based in foreign countries, particularly those based in Asia including Japan. Revenue generated from customers in Asia including Japan accounted for 35%, 10% and 23% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia and Japan.

For geographic information, see Note 12 to our consolidated financial statements included in this annual report on Form 10-K. We report all of our business activities as a single reporting segment.

Our backlog as of December 31, 2015 was $32.3 million.  Our backlog as of December 31, 2014 was $39.5 million, of which $25.5 million was scheduled to be recognized as revenue during 2015 and $14.0 million is scheduled to be recognized as revenue in periods beyond 2015. As of December 31, 2013 we had backlog of approximately $56.4 million.

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

Risks Related to Our Business, Financial Condition and Results of Operations

We have a limited operating history and are substantially changing our business model, which makes it difficult for investors to evaluate our current business and future prospects.

We are substantially changing our business model while reducing our reliance on licensing and royalty revenues to achieve profitability, and we have not yet demonstrated that this new model can scale successfully.  Additionally, we do not have a long history of operating results on which you can base your evaluation of our business. As a result, it may be difficult for analysts and investors to evaluate our future prospects. Furthermore, because of our limited operating history under the new model and because we are seeking to grow revenue by addressing industries we have not previously engaged, such as automotive and special metal alloys, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate our proprietary technology, whether developed for our customers under CDPs or developed independently by the Company, our financial condition and results of operations could be materially and adversely affected.

Under our new business approach, we have a tiered engagement model with customers where royalties or license fees are not included in most levels of customer engagements, and we may not be able to achieve significant profitability without these fees.

While we continue to offer royalties and license fees as a component of our compensation to customers who prefer them, our typical customer engagement no longer requires such fees and often does not include them.  Instead of relying upon future royalty payments to recover losses incurred in performing a project, we now seek appropriate compensation through value pricing of the basic offering and, upon occasion, the payment of one time success fees or commercialization fees, when the details of the engagement permit them (for example, when the engagement requires use of our background technology in our customer’s end product).  In an effort to further improve our profitability and mitigate the potential loss of royalty revenue due to forgoing the prior CDP model, we are independently developing advanced materials for licensing.  However, our new business model may not yield the level of profitability expected of the prior CDP model.

Under our new business model, customer engagements are typically 6 to 12 months in duration and maintaining and growing the business requires substantially more marketing and business development resources than under the CDP model.  If we cannot begin new customer engagements as old customer engagements are ending, our revenues may fluctuate significantly from quarter to quarter.

Under our new business model, customer engagements typically involve a multi-year umbrella agreement under which our customer may have multiple active projects and can easily add new projects, if desired.  Most projects are 6 to 12 months in duration.  While our new approach has reduced our typical sales cycle for new customer engagements from 9 to 24 months to 2 to 6 months, the lack of multi-year projects requires a robust sales pipeline of customers to ensure projects begin as current projects end.  Given the importance of current projects to our customers, it can be difficult to focus a customer on the next project in a timely manner in order to secure it without a gap between the end of one project and the beginning of the next.  Also, customers may have no further need of us once a particular project ends.  As a result of these changes to our business model, our reported backlog will likely be substantially reduced, and the success of our business will depend largely on constantly growing and refreshing our sales opportunities

Our operating results may fluctuate from quarter to quarter, which may make it difficult to predict our future performance.

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Form 10-K:

•	our dependence on a limited number of customers;
•	the nature and length of our sales cycles for customer engagements, which make it difficult to predict the timing of new or expanded customer engagements
•

the additional development required by our customers to integrate technology developed under our prior CDPs (“CDP Technology”) into their products, which makes it difficult to predict the timeframe in which CDP Technology will be available for commercialization;

•

fluctuations in the volume and prices of products manufactured and sold by our customers that use or incorporate technology developed under our CDPs (CDP Products) and that generate licensing and royalty revenue for us;

•

our revenue mix, which may vary from quarter to quarter as (i) we enter into new customer arrangements; (ii) existing customer engagements, particularly for significant customers, are completed, extended, contracted or undergo a change in scope; (iii) licensing arrangements take effect; and/or (v) we enter into IP sale transactions;

•	the highly cyclical nature of and price volatility in the semiconductor industry;
•	the financial stability of any of our customers;
•	the timing and extent to which we enter into new customer engagements or complete, extend the duration, expand the scope or reduce the duration or scope of existing customer engagements;

•	non-cash charges relating to stock-based compensation, amortization of intangible assets, write-down expenses related to inventory, and impairment expenses related to long-lived assets;
•	any involvement in significant litigation, and in particular IP litigation;
•	any payments resulting from our IP indemnification policies and obligations;
•	any need for significant additional capital to finance our business;
•

any delay in shipments caused by shortages of components used or incorporated in program services, design errors, manufacturing problems, or other difficulties or delays in completing contracted results; and

•	business interruptions such as power outages, earthquakes and other natural disasters.

You should not rely on quarter-to-quarter comparisons to predict our future performance. Unfavorable changes in any of these or other factors may adversely affect our business, financial condition and results of operations.

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability

We have generated net losses each year since our inception, including $21.0 million, $21.8 million and $8.8 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. Our accumulated deficit as of December 31, 2015 was $152.9 million. We will need to significantly increase revenue and operating margins to achieve sustained profitability, which we may not be able to accomplish.

Our ability to achieve and maintain profitability will depend, in large part, on our success in transitioning to the new business model, as well as the other risk factors in this Item 1A:

We may be unable to achieve broad customer acceptance of our HPC platform and approach as an alternative to conventional research and development activities.

Historically, semiconductor companies have conducted R&D activities internally using conventional research methods, and they have vigorously protected the confidentiality of their R&D activities. In order for us to increase revenue, we must convince these companies that our technology and capabilities justify collaborating with us on their basic R&D programs. This may require us to make significant investments in the expansion of our sales and marketing efforts. We must also convince potential customers in industries outside of the semiconductor industry that our HPC platform and approach are useful tools in their field. We may not achieve the levels of customer acceptance necessary for us to maintain and grow a profitable business. Failure to achieve the necessary customer acceptance to extend or add current or new customer relationships would adversely affect our revenue and profitability.

We may be unable to achieve broad customer acceptance of our HPC platform and approach as an alternative to conventional research and development activities, and our customers may not be successful in commercializing products that use or incorporate technology and IP developed under our CDPs with them.

Even if we achieve sufficient levels of customer acceptance of our HPC platform as an effective tool for R&D, we may not achieve significant revenue or profitability from a CDP if a project to which we have devoted technology and significant resources fails to produce any measurable success or value to our customers in the form of differentiated technology and IP.

Further, even if we are successful in developing valuable technology for our CDP customers, they still face significant challenges in commercializing products that use or incorporate the technology. The markets for products related to our CDPs are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions, short product life cycles and the necessity of continually increasing product capabilities. We cannot assure you that our CDP customers will dedicate the resources necessary to successfully execute their business strategies for these products. Our CDP customers are not contractually obligated to us to make or sell any CDP Products. They may not have the financial strength to cost-effectively manufacture the CDP Products at high volume and in quantities sufficient to meet demand, or the competitiveness to price, market and sell the CDP Products in intensely competitive markets. They may experience delays in shipments caused by shortages of components incorporated in the CDP Products, design errors or other manufacturing problems associated with the CDP Products. A decline in demand or average selling prices in the end markets for CDP Products could result in declining sales revenue for our customers and could adversely affect our business and results of operations. Any failure of a customer to achieve market success for CDP Products could also negatively affect the customer's willingness to work with us on other collaborations and could more generally harm our reputation and business prospects. Even if a CDP customer is able to successfully commercialize a CDP Product, there may be a significant delay before we receive any licensing or royalty revenue due to the complexities inherent in production and manufacturing in our customers' target markets.

Existing and potential customers may be resistant to paying license and royalty fees, and we may face challenges in monitoring and enforcing royalty agreements with existing customers.

Our royalty-bearing licenses with our CDP customers lay the framework for ongoing royalty revenue from CDP Products. Although our R&D activities under CDPs generate revenue for us, in order to achieve profitability we must be able to structure, negotiate and enforce agreements for the calculation and payment of higher-margin license and royalty revenue. Unless we adequately demonstrate the value of our platform to our customers and potential customers, we may face resistance to structuring royalty arrangements in the future that are acceptable to us, or our customers and our potential customers may not agree to enter into royalty-bearing licenses with us at all.

If we are able to negotiate royalty-bearing agreements, we will need to rely on our customers to make royalty payments on a timely basis. Licensing and royalty revenue we may receive in the future may be based on sales of CDP Products. In order to accurately report our financial results on a timely basis, we will need to receive timely, complete and accurate information from our customers regarding their sales and resulting payments they owe us.

If the information that we receive is not timely, complete or accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these customers, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements

If a CDP to which we have devoted technology and significant resources fails to produce any measurable success or value to our customer in the form of differentiated technology and intellectual property that our customer can successfully commercialize, we may not earn licensing and royalty revenue sufficient to recover our upfront investment in the CDP, which could adversely affect our revenue and profitability.

Under the CDP model, we are compensated with program revenues during the development stage, and we are owed royalties or success fees upon the successful commercialization of Program technology.   The program revenue we receive from our customers during the development stage often is not sufficient for us to fully recover our costs and cash invested in HPC platforms dedicated to customer engagements, and our business model relies on licensing and royalty revenue based on the sales by our customers in the end-markets of CDP Products. Our CDPs involve complex R&D, and our ability to develop the differentiated technology and intellectual property sought by our customers is inherently uncertain and difficult to predict, as is our customers’ ability to commercialize such technology in a timely manner. If a CDP fails to produce any measurable value to a customer, or if we are otherwise not successful in maintaining and managing a CDP, we may not receive sufficient amounts of licensing and royalty revenue to recover our upfront investment in the CDP.   Even if we are successful in delivering CDP technology that a customer is able to commercialize, we will need to rely on our customers to bring the CDP technology to market and to make royalty payments on a timely basis. Some of our CDP agreements include provisions that require minimum annual royalty payments to maintain exclusivity, and a customer may elect to forego such minimum payments and exclusivity, for example, if commercialization of the CDP technology is delayed or uncertain.  Licensing and royalty revenue we may receive in the future may be based on sales of CDP Products. In order to accurately report our financial results on a timely basis, we will need to receive timely, complete and accurate information from our customers regarding their sales and resulting payments they owe us. If the information that we receive is not timely, complete or accurate, we may not receive the full amount of revenue to which we are entitled under these arrangements on a timely basis, which could result in adjustments to our financial results in a future period. Although we typically have audit rights with these customers, performing this type of audit could be harmful to our collaborative relationships, expensive and time-consuming and may not be sufficient to reveal any discrepancies in a timeframe consistent with our financial reporting requirements.

We depend on a limited number of customers, and a loss of any of them, or a significant reduction in revenue from any of them, would adversely affect our business, financial condition and results of operations.

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future. Our three largest customers accounted for 64% of revenue in the fiscal year ended December 31, 2015.  Our three largest customers accounted for 62% of revenue in the fiscal year ended December 31, 2014, and our four largest customers accounted for 55% of our revenue in the fiscal year ended December 31, 2013.

Our largest customer accounted for 36%, 35% and 17% of our revenue in each of these periods, respectively, and as of December 31, 2015 our largest customer accounted for 48% of our account receivables. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the CDP Products, or a renegotiation of the licensing or royalty revenue owed to us by our customers, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in February 2014 our customer GLOBALFOUNDRIES suspended development activities under its CDP with us through the remainder of calendar year 2014. Accordingly, we experienced a reduction in the scope of R&D activities, associated employee workforce and associated CDP revenue, which has adversely affected our business, financial condition and results of operations this fiscal year. Similarly, Toshiba and SanDisk did not renew or extend the term of our CDP with them. As of March 15, 2014, Toshiba and SanDisk no longer pay us fees for development services. In 2015 and 2014 our customer Micron notified us that they would stop further development work in the NVM portion of the CDP effective April 1, 2015 and in the DRAM portion of the CDP effective April 1, 2016.

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

If we are unable to scale our development services to accommodate new customer engagements, our growth prospects would be limited and our business, financial condition and results could be adversely affected.

We have limited space and internal capacity, both in terms of personnel as well as capital equipment resources, to meet new demands from our customers. If the demand for our services and products exceeds our capacity to meet such demand, we may be required to turn down potential opportunities, which would cause us to lose potential revenue, and our potential customers may take their business to a competitor or decide to develop or expand internal R&D capabilities. If we are unable to scale our development services to meet demand, our future growth may be hindered and our business and operating results could be adversely affected.

We may be unable to make the substantial R&D investments required to remain competitive in our business.

The industries we serve require substantial investment in R&D to develop and bring to market new and enhanced technologies and products. To remain competitive, we anticipate that we will need to continue to increase our levels of R&D expenditures to keep pace with the development efforts of our customers. We are continually working to develop and broaden our HPC platform, including our software and informatics capabilities, to address a wider range of markets and customers for multiple applications within our target markets. This is an extremely complex and costly process. We expect R&D expenses to continue to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of platforms and solutions we plan to develop both for our customers and internally, the expansion of our customer base, and any associated increase in upfront R&D costs. If we are unable to build new systems, or configure, modify, expand or customize our existing systems for these fields and develop our expertise to support these fields, our business growth might be limited, and our business and results of operations could be materially and adversely affected.

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

Our strategy includes conducting proprietary R&D efforts in collaboration with and on behalf of customers who in some cases may have overlapping interests and technologies. We seek to structure our collaborative agreements and business practices to minimize any potential conflicts among customers and the possibility of any breaches of confidentiality. We may need access to some of our customers' proprietary information, and they may be reluctant to share it with us because of the risk of a potential conflict between us and/or our customers and other potential customers and the risk of a breach of confidentiality. In an effort to address these significant potential conflicts of interest and confidentiality concerns, we have implemented internal restrictions on resource and information sharing. However, we cannot ensure that our existing and potential customers will perceive these measures to be adequate and effective, or that they will be, in all circumstances. Our failure to adequately and effectively address these concerns could result in our inability to attract new customers or retain existing customers, or lead to our having incomplete information with respect to existing customers that could impair our ability to fully address the customers' needs and demonstrate the value of our technology to the customers. Even though we make significant efforts to isolate each development activity from other development activities, we may fail to meet our contractual confidentiality commitments to one or more customers. Moreover, even if we meet these commitments, conflicts of interest between a customer and us, or between or among customers, could nevertheless arise. In either event, we may become involved in a dispute with our customers regarding the solutions developed during the collaboration or the rights to these solutions, including possible litigation. Disputes of this nature could harm the relationship between us and our customers, have a material adverse effect on our ability to retain and to enter into new customer engagements, and cause our revenue and operating results to decline significantly.

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

In order to successfully expand our business we will need to grow in all operational areas and to successfully integrate new employees. In particular, we expect growth as we expand our R&D capacity for current and additional customer engagements. The expansion of our business may place a strain on our management, as well as our operational systems and facilities, which may make it difficult for us to implement our business strategy. We have experienced employment and labor claims against us by our employees in the past, and we may experience such claims in the future.

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

If our capital resources are insufficient to meet our capital requirements, and our revenue is insufficient to support any of these activities, then we will have to raise additional funds. If future financings involve the issuance of equity securities, our then-existing stockholders may suffer dilution. If we raise additional future debt financing, we may be subject to restrictive covenants, which would further limit our ability to conduct our business. We may not be able to raise sufficient funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate R&D programs, curtail or cease operations, obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may not be able to successfully execute our business plan or continue our business.

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

Our future success and competitiveness depends on our ability to retain and motivate our unique team of highly skilled scientists and engineers, and to recruit and hire similarly qualified replacements for any who leave the company. These scientists and engineers have expertise across various disciplines, fields and technologies, including engineering, materials science, process development and integration, equipment, device process technologies and device integration. In addition, as we grow, we will have to continue to retain, attract and motivate qualified and talented personnel, including our scientists and engineers, management, sales and marketing and legal and finance personnel. The loss of key scientists or engineers or other personnel could have an adverse effect on our ability to deliver results to a customer in a timely manner or at all. We do not know whether we will be able to retain all of these employees or hire appropriate replacements for any who leave the company, as we continue to pursue our business strategy. Competition for personnel is intense in the Silicon Valley.

We may encounter difficulties in hiring qualified scientists and engineers because there is a limited pool of scientists and engineers with the specialized expertise required to understand and implement our platform in conjunction with our customers. Further, we may have difficulty or delays in obtaining visas permitting entry for some of our employees who are foreign nationals into the United States, and in obtaining visas permitting entry into other key countries for several of our key personnel, which could disrupt our ability to strategically locate our personnel. The loss of the services of key employees or our inability to retain, attract and motivate qualified scientists and engineers could have a material adverse effect on our business, financial condition and results of operations.

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

A portion of our revenue is derived from business arrangements with related parties, and such arrangements could create conflicts of interest that could adversely affect our business and results of operations.

Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions, which includes transactions with both ATMI and SanDisk, disclosed in our financial statements accounted for $3.3 million (7.3%) of our revenue in the fiscal year ended December 31, 2015.  Transactions with those parties accounted for $5.6 million (11.7%) of our revenue in the year ended December 31, 2014, and $12.8 million (19.0%) of our revenue for the year ended December 31, 2013. For more information about these transactions, see Note 10 to our consolidated financial statements in this Form 10-K.

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

Global or regional economic, political and social conditions and foreign currency exchange rates could adversely affect our business, financial condition and results of operations.

We operate in multiple jurisdictions throughout the world and are subject to foreign business, political and economic risks. In particular, we are subject to risks arising from adverse changes in global economic conditions. Global economic uncertainties in the key markets of many of our customers may cause our customers to delay or reduce R&D and technology purchases and investments. The impact of this on us is difficult to predict, but if businesses require fewer program services, or if consumers defer purchases of new products that use or incorporate technology developed under our CDPs, our revenue could decline. A decline in revenue would have an adverse effect on our results of operations and our financial condition.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2015, we reported U.S. federal NOLs in the amount of $91.3 million.  In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years). We have not determined whether an ownership change has occurred in the past. If we have experienced an ownership change in the past, our ability to utilize NOLs and tax credit carryforwards could be limited. Furthermore, future changes in our stock ownership, such as certain stock issuances and transfers between stockholders, some of which changes are outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code. For these reasons, we may not be able to utilize a material portion of our NOLs and tax credit carryforwards, even if we attain profitability.

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect or monetize our intellectual property, which would negatively affect our ability to compete.

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of December 31, 2015, we owned or had exclusive licenses to 833 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under our customer engagements. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous three years due to the expense and resource-intensiveness of the patenting process. Finally, we actively manage our patent portfolio and regularly discontinue pursuing patent protection for inventions we believe are not or will not be commercially relevant or significant, and we could be mistaken in our judgments about which patents are valuable and which are not.

For these and other reasons, we cannot assure you that we have sought or that we will seek patent protection of all our rights in our HPC platform and our rights in the technology developed internally and under our customer engagements in all jurisdictions. We also cannot assure you that all maintenance fees have been paid or that all filings have been made with the appropriate regulatory or governmental authorities with respect to any IP rights (including patents) registered or applied for outside of the U.S. In addition, patent protection in foreign countries may be limited or unavailable where we need this type of protection.

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

Historically, our customer engagement strategy included obtaining patent protection for technology developed for our customers under CDPs, and portion of our revenue from our CDP customers derives from the licenses granted by us to our customers under these patents. In certain instances our ability to obtain patent protection may require customer approval. If the customer does not provide its approval, we cannot proceed with patent protection and the technology will be subject to trade secret protection only. If we are unable to obtain patent protection, we would not be able to enforce patent rights to the technologies in question.  While the CDP model remains available to customers who prefer it, our baseline customer engagement strategy no longer includes a patent licensing component but instead relies upon a combination of value pricing and certain additional fees that can be triggered by technical success and/or commercial adoption of our technology.

In most instances, with respect to patents obtained for technology developed in collaboration with our customers, we grant our customers an exclusive license within a specific field-of-use under these patents thus reserving for us the right to grant licenses to third parties outside such field-of-use.  In some cases, our customers must pay minimum annual royalties to maintain exclusivity, and the failure to make such minimum payments results in the license becoming non-exclusive. While a license is exclusive, we cannot grant licenses to third parties within the customer’s exclusive field-of-use and may not be able to grant such third party licenses outside the field-of-use, which would not allow us to realize additional revenue from licensing such patents.

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

A third party asserting ownership or other rights to technology developed under our customer engagements could result in our customers becoming the target of litigation, and we may be bound to indemnify our customers under the terms of our license agreements. These obligations could result in substantial expenses to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition to the time and expense required for us to satisfy our support and indemnification obligations to our customers, any litigation could severely disrupt or shut down the business of our customers, which in turn could damage our relations with them and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability  to report our financial condition or results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to conduct a comprehensive evaluation of our disclosure controls and procedures over financial reporting. The results of this assessment are included in Item 9A of this annual report. For fiscal year 2015, we disclosed a material weaknesses identified by our management in our internal control over financial reporting.  This material weakness is a combination of control deficiencies that resulted in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  We have concluded that, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.  The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we continually review and evaluate internal control systems to enable management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. In the future, if we identify one or more new material weaknesses or are unable to timely remediate our existing weakness, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms.

We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate this material weakness are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

We devote significant resources to hiring personnel and compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. In future years, we will need to devote more resources to Section 404 compliance, and we may not be able to complete our annual evaluations, testing and any required remediations in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. As noted above, lack of effective controls could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot assure you that there will not be material weaknesses and/or significant deficiencies in our internal controls in the future.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned more than 50% of our common stock outstanding as of December 31, 2015. Based on public filings and our internal records, entities affiliated with Raging Capital Management LLC, entities affiliated with Redpoint Ventures, entities affiliated with Presidio Partners, entities affiliated with U.S. Venture Partners, entities associated with Cowen Prime Advisors and Lloyd I. Miller beneficially owned more than 5% of our common stock outstanding as of December 31, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of December 31, 2015, we had 49 million shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933 (Securities Act) and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors may sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of December 31, 2015, the holders of approximately $12.0 million shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately $14.5 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions described above.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Facilities

Our facilities currently consist of an aggregate of approximately 146,000 square feet of office, research and development clean room space in San Jose, California, pursuant to a lease that expires in 2025. As of December 31, 2015, we were using approximately 65% of the capacity of our clean room space in San Jose. We have historically expanded and invested in our facilities to support the growth of our programs and we expect to be able to continue to do so on commercially reasonable terms as we engage in new programs in the future. We have no reason to believe that additional space that we may need in the future will not be available on commercially reasonable terms.

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

	Low	High
Fiscal Year Ended December 31, 2015
First Quarter	$1.55	$1.99
Second Quarter	$1.62	$2.25
Third Quarter	$1.72	$2.44
Fourth Quarter	$1.79	$2.35

	Low	High
Fiscal Year Ended December 31, 2014
First Quarter	$2.55	$5.03
Second Quarter	$2.10	$3.45
Third Quarter	$2.10	$2.64
Fourth Quarter	$1.82	$2.42

As of March 15, 2016, there were approximately 32 holders of record of our common stock. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares our total common stock return with the total return for (i) the NASDAQ Composite Index (^IXIC) and (ii) Philadelphia Stock Exchange Semiconductor Index (SOX) for the period from November 18, 2011 (the date our common stock commenced trading on the NASDAQ) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $9.50 on November 18, 2011 and in the NASDAQ Composite Index and Philadelphia Stock Exchange Semiconductor Index on November 18, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

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

We derived the consolidated statements of operations data for 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Program revenue	$33,855	$30,540	$45,744	$47,468	$36,733
Product revenue	75	84	6,726	3,495	2,717
Licensing and royalty revenue	11,392	17,071	14,936	15,864	14,380
Total revenue	45,322	47,695	67,406	66,827	53,830
Cost of revenue	19,304	24,651	32,485	28,403	25,469
Gross profit	26,018	23,044	34,921	38,424	28,361
Operating expenses:
Research and development	28,576	24,320	24,502	21,839	19,260
Sales and marketing	5,881	5,770	6,475	5,433	4,285
General and administrative	12,287	12,636	11,973	10,868	8,534
Restructuring	—	1,361	—	—	—
Total operating expenses	46,744	44,087	42,950	38,140	32,079
(Loss) income from operations	(20,726)	(21,043)	(8,029)	284	(3,718)
Other income (expense):
Interest (expense) income, net	(267)	(682)	(830)	(1,004)	(87)
Other (expense) income, net	(12)	(29)	57	15	(26,167)
Total other income (expense), net	(279)	(711)	(773)	(989)	(26,254)
Loss before provision for income taxes	(21,005)	(21,754)	(8,802)	(705)	(29,972)
Provision for income taxes	8	7	17	51	43
Net loss	(21,013)	(21,761)	(8,819)	(756)	(30,015)
Accretion on redeemable convertible preferred stock	—	—	—	—	(8,660)
Net loss attributable to common stockholders	$(21,013)	$(21,761)	$(8,819)	$(756)	$(38,675)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.47)	$(0.20)	$(0.02)	$(3.99)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	48,158,378	46,718,495	44,958,120	42,966,448	9,698,880
Other Data:
Adjusted EBITDA (unaudited)	$(4,871)	$(2,782)	$6,907	$12,895	$6,367
Adjusted earnings (unaudited)	$(15,340)	$(14,379)	$(3,336)	$2,896	$(842)

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$35,332	$65,069	$72,083	$78,283	$81,002
Working capital	32,810	62,077	67,396	52,207	74,665
Total assets	69,677	105,437	124,482	123,685	127,814
Long-term debt, including current portion	—	23,000	25,000	26,514	27,318
Total stockholders' equity (deficit)	$56,099	$70,265	$84,852	$85,517	$80,173

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

We use adjusted EBITDA and adjusted earnings as key performance measures because we believe they facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax positions (such as the impact of changes in effective tax rates or fluctuations in permanent differences or discrete quarterly items), the impact of depreciation and amortization expense, the impact of non-cash impairment charges, the non-cash impact of common stock warrants issued to customers, restructuring related charges and the impact of stock-based compensation expense.

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

The following tables present a reconciliation of adjusted EBITDA and our adjusted earnings to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Years Ended December 31,
Adjusted EBITDA:	2015	2014	2013	2012	2011
	(in thousands)
Net loss	$(21,013)	$(21,761)	$(8,819)	$(756)	$(30,015)
Non-GAAP adjustments:
Revenue(1)	—	—	—	—	312
Interest, net	(267)	682	830	1,004	641
Provision for taxes	8	7	17	51	43
Depreciation, amortization and impairments	10,728	10,908	9,396	8,944	7,079
Mark-to-market derivative liability	—	—	—	—	25,865
Restructuring charges	—	1,361	—	—	—
Stock-based compensation expense(2)	5,673	6,021	5,483	3,652	2,442
Adjusted EBITDA	$(4,871)	$(2,782)	$6,907	$12,895	$6,367

	Years Ended December 31,
Adjusted Earnings:	2015	2014	2013	2012	2011
	(in thousands)
Net loss	$(21,013)	$(21,761)	$(8,819)	$(756)	$(30,015)
Non-GAAP adjustments:
Revenue(1)	—	—	—	—	312
Interest expense (preferred stock warrant mark-to-market)	—	—	—	—	554
Mark-to-market derivative liability	—	—	—	—	25,865
Restructuring charges	—	1,361	—	—	—
Stock-based compensation expense(2)	5,673	6,021	5,483	3,652	2,442
Adjusted earnings	$(15,340)	$(14,379)	$(3,336)	$2,896	$(842)

(1)	Reduction in revenue as a result of common stock warrants issued in connection with a customer agreement
(2)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$1,114	$1,315	$1,453	$1,011	$622
Research and development	1,668	1,234	1,301	872	462
Sales and marketing	651	1,470	1,175	774	770
General and administrative	2,240	2,002	1,554	995	588
Total stock-based compensation	$5,673	$6,021	$5,483	$3,652	$2,442

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of this MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•

Results of Operations. An analysis of our financial results comparing the year ended December 31, 2015 to the year ended December 31, 2014 and the year ended December 31, 2014 to the year ended December 31, 2013.

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

Overview

We are a partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductors, consumer electronics, aerospace and automotive.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary HPC platform and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $45.3 million for the year ended December 31, 2015 from $47.7 million for the year ended December 31, 2014.

Our net loss decreased to $21.0 million for the year ended December 31, 2015 from a net loss of $21.8 million for the year ended December 31, 2014. Since inception, we have incurred net losses leading to an accumulated deficit of $152.9 million as of December 31, 2015.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based R&D, and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using PVD and ALD processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as DRAM and new NVM technologies.  Going forward, we plan to continue growing our footprint within semiconductors, including partnering in logic, while significantly expanding our engagements in areas such as architectural glass, display, consumer electronics, aerospace and automotive

Basis of Presentation

How We Generate Revenue

Our customer engagement process primarily generates revenue in two ways: program revenue; and licensing and royalty revenue.  Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
Program revenue	$33,855	$30,540	$45,744
Product revenue	75	84	6,726
Licensing and royalty revenue	11,392	17,071	14,936
Total revenue	$45,322	$47,695	$67,406

•

Program revenue.    Program revenue may include payments for research services, milestone payments, and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to three years. Services revenue outside of programs are substantially comprised of support and maintenance fees and extended warranty agreements. Program revenue is recognized in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate

•

Product revenue.  In 2015 and 2014, product sales were immaterial, but in 2013 we did record substantial product sales.  Product revenue consists of sales of our workflow hardware and embedded software. In support of our business strategy, we selectively sell our proprietary tools to increase opportunities for programs and licensing fees and royalties.

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

Revenue growth and mix.    We monitor revenue from programs for existing and new customers. To increase our ability to serve and accelerate innovation more broadly across certain market segments, we expect to engage in an increasing number of pre-competitive programs that allow us to accumulate, reuse and more broadly license information and innovation that we discover and develop.

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

Factors Affecting our Performance

Reliance on continued customer engagement.    In our previous CDP’s, our success was tied to our customers' ability to successfully commercialize the products that incorporate technology developed through programs. Today our preferred approach is to engage with customers using a multi-year umbrella agreement that allows our customer during the term to selectively engage in multiple projects, each typically having a duration of six to twelve months and each subject to its own payment obligations, which can include success fees or royalties depending on how the project leverages our development team or incorporates our background technology.  Generally, if a project requires us to both direct the project and meet a target specification, as is typically the case for CDPs, we seek success fees and/or royalties in addition to insisting on being profitably compensated during the term of the project.  Similarly, we seek an additional fee if a customer decides to commercialize our background technology.  While our new, flexible engagement model has substantially reduced our sales cycle it has made us more reliant on continued customer programs and customer satisfaction with our deliverables.

Exposure to semiconductor memory end markets.    Our performance is linked to the end markets in which our customers operate. Certain of these markets, such as the semiconductor memory markets have historically shown significant price volatility as a result of imbalances in supply and demand. As such, these markets have been traditionally challenging for participants. We attempt to manage this end market risk by participating in multiple end markets and by selecting customers that we believe will be successful in those markets.

Revenue mix.    Our revenue from programs vary from contract to contract depending on the customer's requirements and the scope of the service. The gross profit from programs may vary based on the size and scope of the contract.  We target an average gross margin contribution that is consistent across the industries and end markets we serve.

Extended sales cycles.    Our sales cycles can be extended, and we may commit significant resources and expenses for a project before a potential customer commits to use our HPC platform or commits to a program. Under the CDP model, our sales cycles to date were typically ranged from 9 to 24 months, and under our new business model they have ranged between 3 and 9 months. Investment of time and resources in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and results of operations.

Customer concentration.    Due to the concentrated nature of manufacturers in the DRAM and complex logic markets, our revenue is and may continue to be concentrated to key high-volume customers. However, we believe there is an opportunity to expand our engagements with our customers into new applications over time. In addition, because our platform is broadly applicable to industries whose products rely on thin films for differentiation, including semiconductors, flat glass coatings and glass-based devices, special metal alloys, LEDs, flat-panel displays and other technologies, we believe we have significant opportunities to engage with a broad range of customers.

Related Party Transactions.    Some of our customers and other business partners hold a significant stake in our capital stock. Related party transactions disclosed in our financial statements accounted for $3.3 million and $5.6 million, or 7.3% and 11.7%, respectively, of our revenue for the years ended December 31, 2015 and 2014. ATMI, which beneficially owns less than 5.0% of our capital stock accounted for $2.0 million and $3.7 million, or 4.5% and 7.8%, respectively, of our revenue for the years ended December 31, 2015 and 2014. These relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. In addition, conflicts of interest may arise between us and our related parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including new programs with competitors of such related parties, which could have a material adverse effect on our ability to do business.

Cost of Revenue and Operating Expenses

Cost of Revenue

The following table sets forth our cost of revenue by revenue category:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues:
Cost of program revenue	$18,910	$24,342	$29,063
Cost of product revenue	55	16	3,175
Cost of licensing and royalty revenue	339	293	247
Total cost of revenues	$19,304	$24,651	$32,485

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

•

Cost of product revenue.     In 2015 and 2014, product sales were immaterial, but in 2013 we did record substantial product sales and cost of product revenue. Our cost of product revenue primarily includes our cost of products sold, which we expect to continue to decrease as a percentage of overall cost of revenue. Cost of product revenue is recognized upon product shipment (when title and risk of loss transfer) and customer acceptance, if required. The cost of product revenue as a percentage of revenue is related to the quantity and configuration of products sold during the period.

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

Restructuring Expense

In 2014, after experiencing a reduced level of program activity, we initiated reductions in force in February 2014 and May 2014 with respect to approximately 18% and 10% of our workforce at such times, respectively. These reductions in force were part of an overall plan to reduce our cost structure and were completed during 2014. Restructuring expenses consisted of personnel-related costs.

Interest Expense, net

Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a credit facility from Silicon Valley Bank. Interest expense after May 2013 consists primarily of interest accrued on our credit facility, which was converted in November 2013 to a three year note payable with Silicon Valley Bank. This note payable was subsequently repaid in full in August 2015. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Other (Expense) Income, net

Other (expense) income consists of mainly foreign exchange gains and losses that have not been significant.

Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. To date, we have incurred net losses and have not recorded any U.S. federal income tax benefits as these losses have been offset by valuation allowances. As of December 31, 2015, we had net operating loss carryforwards for federal and state income tax purposes of approximately $91.3 million and $82.9 million, respectively. Of these amounts, $14.6 million and $13.6 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable.

In addition, we had $8.9 million in U.S. federal R&D credit and $9.8 million in California R&D credit carryforwards to offset future income tax liabilities. Our ability to use our net operating loss carryforwards to offset future taxable income and our ability to use our tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations arising from "ownership changes" within the meaning of Section 382 of the Internal Revenue Code.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our consolidated financial statements as described below.

Revenue Recognition

We generate revenue primarily in two ways: program revenue; and licensing and royalty revenue.  Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.  If the unit separation criteria are met, we account for each element within a multiple-element arrangement separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor-specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimate of selling price (ESP) if neither VSOE nor TPE is available. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations.  We have not established VSOE for the determination of estimated selling price of elements, and since third-party evidence is not available for those elements where vendor-specific objective evidence of selling price cannot be determined, we evaluate factors to determine estimated selling prices (ESP) for all other elements.

Program services revenue - We enter into programs with customers under which we conduct R&D activities. These agreements specify minimum levels of research effort required to be performed by us. Payments received under the agreements are not refundable if the research effort is not successful. Historically, we have not provided any refunds under these arrangements.

We retain rights to certain elements of technology developed during the course of performance, which the customer has an option to license in the future under the terms defined in the agreement. We typically recognize revenue from these arrangements as completed when all other revenue recognition criteria have been met. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of R&D activities performed. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

Product revenue - In 2015 and 2014, product sales were immaterial, but in 2013 we did record substantial product sales.  We recognize revenue from the sale of products generally once delivery has occurred (title and risk of loss have passed to the customer), and customer acceptance, if required, has been achieved

Licensing and royalty revenue - We recognize revenue for licenses to IP when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Sales of intellectual property or developed technology are recognized upon the transfer of ownership. License and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is recognized when they occur based on royalty reports or other information received from the licensee. Minimum and prepaid royalties and license fees are recognized ratably over the related periods. Our product sales include software that is considered essential to the product's functionality. We also sell software with advanced features that can be used independent of products sold or in conjunction with products sold, which is considered non-essential to the product's functionality. Software related revenue is included in licensing and royalty revenue and is recognized ratably over the license period once delivered.

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

The fair value of the awards granted are calculated using the Black-Scholes option valuation model, which requires the use of assumptions which determine the fair value of share-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

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

As of December 31, 2015 we had $6.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.6 years. In future periods, our stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation to be recognized as these awards vest and as we issue additional stock-based awards to attract and retain employees.

The intrinsic value of all outstanding awards as of December 31, 2015 was $3.2 million based on the $2.32 per share closing sale price for our common stock on December 31, 2015.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$33,855	$30,540	$3,315	11%
Product revenue	75	84	(9)	(11)%
Licensing and royalty revenue	11,392	17,071	(5,679)	(33)%
Total revenue	45,322	47,695	(2,373)	(5)%
Cost of revenue:	19,304	24,651	(5,347)	(22)%
Gross profit	26,018	23,044	2,974	13%
Operating expenses:
Research and development	28,576	24,320	4,256	18%
Sales and marketing	5,881	5,770	111	2%
General and administrative	12,287	12,636	(349)	(3)%
Restructuring charges	—	1,361	(1,361)	(100)%
Total operating expenses	46,744	44,087	2,657	6%
Loss from operations	(20,726)	(21,043)	317
Other income (expense):
Interest expense, net	(267)	(682)	415
Other income (expense), net	(12)	(29)	17
Total other income (expense), net	(279)	(711)	432
Loss before provision for income taxes	(21,005)	(21,754)	749
Provision for income taxes	8	7	1
Net loss	$(21,013)	$(21,761)	$748

Revenue

Our revenue decreased by $2.4 million, or 5%, to $45.3 million during the year ended December 31, 2015 from $47.7 million during the year ended December 31, 2014 due to decreases in licensing and royalty revenue that was partially offset by an increase in program revenue.

Program revenue increased by $3.3 million, or 11%, to $33.9 million during the year ended December 31, 2015 from $30.5 million during the year ended December 31, 2014. This increase was primarily attributable to new customer program agreements of $4.1 million and the growth of current programs of $8.4 million. This was offset by $9.2 million in the scheduled completion and reduction of customer program services.

Licensing and royalty revenue decreased by $5.7 million, or 33%, to $11.4 million during the year ended December 31, 2015 from $17.1 million during the year ended December 31, 2014. This decrease was primarily attributable to an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of program activities with them in the year ended December 31, 2014, as well as a reduction from the scheduled completion of customer licensing and royalty activities.

The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2015 and 2014 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$28,654	63%	$42,350	88%
Japan	2,521	6%	2,726	6%
APAC other	13,074	29%	1,781	4%
Europe and Middle East	1,073	2%	838	2%
Total	$45,322	100%	$47,695	100%

Cost of Revenue

Cost of revenue decreased by $5.3 million, or 22%, to $19.3 million during the year ended December 31, 2015 from $24.7 million during the year ended December 31, 2014. This decrease was a result of a $2.5 million decrease in direct labor, materials and other costs associated with the scheduled completion and reduction of certain service agreements, $1.7 million decrease in depreciation for fully depreciated equipment. The decrease in cost of revenue also resulted from a lower reserve in the year ended December 31, 2015 of $0.9 million for obsolete inventory.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 57.4% during the year ended December 31, 2015 compared to 48.3% for the year ended December 31, 2014. This increase was primarily attributable to decreased direct labor expense for customer programs and other expenses.

Research and Development

R&D expenses increased by $4.3 million, or 18%, to $28.6 million during the year ended December 31, 2015 from $24.3 million during the year ended December 31, 2014. The increase was primarily attributable to an increase in employee, professional services, and other related costs of $4.0 million, offset by a decrease of $0.8 million in depreciation expense due to assets being fully depreciated. Research and development expense included stock-based compensation of $1.7 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.1 million, or 2%, to $5.9 million during the year ended December 31, 2015 from $5.8 million during the year ended December 31, 2014. The change was primarily due to higher personnel costs related to increased wage expense and other related benefits, offset by a decrease in stock based compensation. Sales and marketing expense included stock-based compensation of $0.7 million and $1.5 million during the years ended December 31, 2015 and 2014, respectively.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 3%, to $12.3 million during the year ended December 31, 2015 from $12.6 million during the year ended December 31, 2014. This decrease was primarily attributable to $0.4 million in lower professional and other related administrative expense. General and administrative expense included stock-based compensation of $2.2 million and $2.0 million during the years ended December 31, 2015 and 2014, respectively.

Restructuring Charges

Restructuring expenses were zero in the year ended December 31, 2015, compared to $1.4 million during the year ended December 31, 2014.  In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss decreased by $0.3 million, to an operating loss of $20.7 million during the year ended December 31, 2015 from an operating loss of $21.0 million during year ended December 31, 2014. The decrease in operating loss is consistent with the decrease in net cost of revenue and operating expenses, offset by a decrease in revenue.  Our net cost of revenue and operating expenses decreased by $2.7 million to $66.0 million for the year ended December 31, 2015, from $68.7 million for the year ended December 31, 2014, which included $1.4 million in restructuring related expenses.

Interest Expense, net

On May 31, 2013, we entered into a loan and security agreement with Silicon Valley Bank (SVB) and repaid the remaining principal and accrued interest under the secured promissory note that we issued to Symyx in November 2011. On August 20, 2015, we repaid the balance of the SVB loan and security agreement.

Interest expense, net decreased by $0.4 million to $0.3 million during the year ended December 31, 2015 from $0.7 million during the year ended December 31, 2014 and is primarily comprised of interest expense associated with the Loan Agreement with SVB which was repaid during the year ended December 31, 2015.

Other (Expense) Income, net

Other (expense) income, net, for the years ended December 31, 2015 and 2014 consisted of foreign exchange gains and losses that were not significant during either period.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2015 and 2014 consisted of income taxes on our foreign entities and were not significant during either period.

Net Loss

Our net loss decreased by $0.8 million, to a net loss of $21.0 million during the year ended December 31, 2015 from a net loss of $21.8 million during the year ended December 31, 2014. The difference between operating loss and net loss during the year ended December 31, 2015 was primarily related to interest expense associated with the Loan Agreement with SVB.

Comparison of the Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013	$ Change	% Change
		(in thousands)
Revenue:
Program revenue	$30,540	$45,744	$(15,204)	(33)%
Product revenue	84	6,726	(6,642)	(99)%
Licensing and royalty revenue	17,071	14,936	2,135	14%
Total revenue	47,695	67,406	(19,711)	(29)%
Cost of revenue	24,651	32,485	(7,834)	(24)%
Gross profit	23,044	34,921	(11,877)	(34)%
Operating expenses:
Research and development	24,320	24,502	(182)	(1)%
Sales and marketing	5,770	6,475	(705)	(11)%
General and administrative	12,636	11,973	663	6%
Restructuring charges	1,361	—	1,361	100%
Total operating expenses	44,087	42,950	1,137	3%
(Loss) income from operations	(21,043)	(8,029)	(13,014)
Other income (expense):
Interest expense, net	(682)	(830)	148
Other income (expense), net	(29)	57	(86)
Total other income (expense), net	(711)	(773)	62
Loss before provision for income taxes	(21,754)	(8,802)	(12,952)
Provision for income taxes	7	17	(10)
Net loss	$(21,761)	$(8,819)	$(12,942)

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

Licensing and royalty revenue increased by $2.1 million, or 14%, to $17.1 million during the year ended December 31, 2014 from $14.9 million during the year ended December 31, 2013. This increase was primarily attributable to a $3.1 million increase in minimum license and royalty fees from new and existing customer contracts, which was partially offset by a reduction in scheduled minimum license fees guaranteed by customer contracts of $1.0 million. Included in licensing and royalty revenue, during the year ended December 31, 2014, was an accelerated payment in the amount of $4.2 million from a customer in connection with the suspension of CDP activities with them.

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

Sales and Marketing

Sales and marketing expenses decreased by $0.7 million, or 11%, to $5.8 million during the year ended December 31, 2014 from $6.5 million during the year ended December 31, 2013. The change was primarily due to lower personnel costs related to decreased wage expense, stock-based compensation and other related benefits. Sales and marketing expense included stock-based compensation of $1.5 million and $1.2 million during the years ended December 31, 2014 and 2013, respectively.

General and Administrative

General and administrative expenses increased by $0.7 million, or 6%, to $12.6 million during the year ended December 31, 2014 from $12.0 million during the year ended December 31, 2013. This increase was primarily attributable to $0.7 million in higher personnel costs related to increased wages, stock-based compensation and other related benefits, including severance expense of $0.5 million related to severance agreements with our former Chief Executive Officer and General Counsel, and to a lesser extent, increased rent expense of $0.3 million. These costs are partially offset by a $0.2 million decrease in professional fees and other administrative expenses. General and administrative expense included stock-based compensation of $2.0 million and $1.6 million during the years ended December 31, 2014 and 2013, respectively.

Restructuring Charges

Restructuring expenses were $1.4 million during the year ended December 31, 2014, compared to zero for the year ended December 31, 2013.  In January and May 2014, our Board of Directors authorized restructuring plans to reduce our workforce by 18% and 10%, respectively, pursuant to which charges of $1.1 million and $0.3 million were incurred for severance and other personnel related costs

Loss from Operations

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

Interest expense, net decreased by $0.1 million to $0.7 million during the year ended December 31, 2014 from $0.8 million during the year ended December 31, 2013 and is primarily comprised of interest expense associated with the Loan Agreement with SVB during the year ended December 31, 2014 and interest on our note payable to Symyx and credit facility with SVB during the year ended December 31, 2013

Other Income, net

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

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Please note that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2015 were as follows (in thousands, except share and per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(unaudited)
Revenue:
Program revenue	$10,897	$8,684	$7,176	$7,098	$7,090	$7,699	$6,865	$8,886
Product revenue	—	—	75	—	84	—	—	—
Licensing and royalty revenue	2,058	2,844	3,743	2,747	3,827	3,156	3,069	7,019
Total revenue	12,955	11,528	10,994	9,845	11,001	10,855	9,934	15,905
Cost of revenue	4,149	5,048	4,620	5,487	6,280	6,167	5,636	6,568
Gross profit	8,806	6,480	6,374	4,358	4,721	4,688	4,298	9,337
Operating expenses:
Research and development	7,494	7,422	7,160	6,500	6,129	5,023	6,212	6,956
Sales and marketing	1,346	1,639	1,587	1,309	1,422	1,321	1,379	1,648
General and administrative	2,520	3,171	3,186	3,410	3,092	3,134	3,097	3,313
Restructuring charges	—	—	—	—	—	—	293	1,068
Total operating expenses	11,360	12,232	11,933	11,219	10,643	9,478	10,981	12,985
Loss from operations	(2,554)	(5,752)	(5,559)	(6,861)	(5,922)	(4,790)	(6,683)	(3,648)
Other income (expense):
Interest expense, net	40	(52)	(121)	(134)	(150)	(159)	(179)	(194)
Other (expense) income, net	(1)	(18)	2	5	(16)	(13)	5	(5)
Total other (expense) income, net	39	(70)	(119)	(129)	(166)	(172)	(174)	(199)
Loss before provision for income taxes	(2,515)	(5,822)	(5,678)	(6,990)	(6,088)	(4,962)	(6,857)	(3,847)
Provision (benefit) for income taxes	1	2	2	3	—	1	2	4
Net loss	(2,516)	(5,824)	(5,680)	(6,993)	(6,088)	(4,963)	(6,859)	(3,851)
Net loss per share of common stock, basic	$(0.05)	$(0.12)	$(0.12)	$(0.15)	$(0.13)	$(0.11)	$(0.15)	$(0.08)
Shares used in computing net loss per share of common stock, basic	48,680,999	48,620,503	47,935,399	47,597,742	46,906,330	46,842,055	46,780,186	46,337,810

Liquidity and Capital Resources

As of December 31, 2015, we had $35.3 million of cash, cash equivalents and short-term investments and $32.8 million of net working capital.

As of December 31, 2015, we had no debt outstanding related to a term loan with SVB which was repaid in full in August 2015.

To date, we have incurred significant losses. During the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $21.0 million, $21.8 million, and $8.8 million. As of December 31, 2015, our accumulated deficit was $152.9 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand customer programs in the semiconductor industry, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional programs in our target industries, the progress and scope of collaborative R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Years Ended December 31,
	2015	2014	2013
Net cash (used in) provided by operating activities	$(4,827)	$(1,850)	$7,779
Net cash (used in) provided by investing activities	$16,578	$(47,658)	$(15,119)
Net cash (used in) provided by financing activities	$(21,840)	$(810)	$1,140

Cash Flows from Operating Activities

We experienced a negative cash flow from operating activities during the year ended December 31, 2015 and December 31, 2014.  We experienced positive cash flows from operating activities during the year ended December 31, 2013.

Net cash used in operating activities during the year ended December 31, 2015 of $4.8 million was primarily attributable to our net loss of $21.0 million offset by non-cash charges of $10.7 million in depreciation, amortization and accretion, $5.7 million in stock-based compensation. Cash flow from our operating assets and liabilities decreased $0.2 million primarily as a result of an increase in accounts receivable of $0.8 million and a decrease in deferred revenue of $1.2 million, offset by an increase in accrued liabilities of $3.0 million

Net cash used in operating activities during the year ended December 31, 2014 of $1.9 million was primarily attributable to our net loss of $21.8 million offset by non-cash charges of $11.6 million in depreciation, amortization and accretion, and $6.0 million in stock-based compensation. Cash flow from our operating assets and liabilities increased $2.3 million primarily as a result of decrease in accounts receivable of $1.7 million and inventory usage and obsolescence of $1.6 million, offset by a decrease in accrued liabilities of $1.8 million.

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

During the year ended December 31, 2015, cash provided by investing activities was $16.6 million as a result of $18.8 million in redemptions, net of maturities, of short-term investments, offset by $1.5 million in capital expenditures and $0.8 million in capitalized patent and trademark costs

During the year ended December 31, 2014, cash used in investing activities was $47.7 million as a result of $43.6 million in purchases, net of maturities, of short-term investments, $2.8 million in capital expenditures and $1.2 million in capitalized patent and trademark costs.

During the year ended December 31, 2013 cash used in investing activities was $15.1 million as a result of $13.5 million in capital expenditures and $1.6 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering. In 2013 we entered into a term loan with SVB and in 2015 we have repaid the loan in full.

During the year ended December 31, 2015, cash used in financing activities was $21.8 million, primarily as a result of principal payments on our term loan to SVB of $23.0 million, offset by proceeds from the exercise of common stock options of $1.2 million.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$24,765	$2,350	$4,858	$5,104	$12,453
Total	$24,765	$2,350	$4,858	$5,104	$12,453

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the year ended December 31, 2015, we made regular lease payments of $1.7 million under this operating lease agreement and our lease obligation under the agreement as of December 31, 2015 was $24.8 million.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and investment accounts as of December 31, 2015 totaled $35.3 million consisting of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. If overall interest rates fell 10% for the year ended December 31, 2015, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intermolecular, Inc.:

We have audited the accompanying consolidated balance sheets of Intermolecular, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intermolecular, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intermolecular, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

March 28, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Intermolecular, Inc.:

We have audited Intermolecular Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control   Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Intermolecular, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s control environment and to the Company’s accounting for multiple-element and nonstandard revenue arrangements have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intermolecular, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 28, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Intermolecular, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

March 28, 2016

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,676	$21,765
Short-term investments	23,656	43,304
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2015 and December 31, 2014	6,114	5,321
Inventory, current portion	—	34
Prepaid expenses and other current assets	1,608	1,784
Total current assets	43,054	72,208
Inventory, net of current portion	4,413	5,894
Property and equipment, net	15,735	19,106
Intangible assets, net	5,969	7,941
Other assets	506	288
Total assets	$69,677	$105,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$848	$862
Accrued liabilities	2,385	2,101
Accrued compensation and employee benefits	4,416	1,628
Deferred revenue	2,595	2,709
Related party deferred revenue	—	831
Note payable	—	2,000
Total current liabilities	10,244	10,131
Deferred revenue, net of current portion	—	1,103
Deferred rent, net of current portion	3,299	2,810
Note payable, net of current portion	—	21,000
Other long-term liabilities	35	128
Total liabilities	13,578	35,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,092,260 and 47,614,150 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	49	48
Additional paid-in capital	208,972	202,139
Accumulated other comprehensive loss	(24)	(37)
Accumulated deficit	(152,898)	(131,885)
Total stockholders’ equity	56,099	70,265
Total liabilities and stockholders’ equity	$69,677	$105,437

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Program revenue	$33,855	$30,540	$45,744
Product revenue	75	84	6,726
Licensing and royalty revenue	11,392	17,071	14,936
Total revenue	45,322	47,695	67,406
Cost of revenue:
Cost of development program and services revenue	18,910	24,342	29,063
Cost of product revenue	55	16	3,175
Cost of licensing and royalty revenue	339	293	247
Total cost of revenue	19,304	24,651	32,485
Gross profit	26,018	23,044	34,921
Operating expenses:
Research and development	28,576	24,320	24,502
Sales and marketing	5,881	5,770	6,475
General and administrative	12,287	12,636	11,973
Restructuring charges	—	1,361	—
Total operating expenses	46,744	44,087	42,950
Loss from operations	(20,726)	(21,043)	(8,029)
Other income (expense):
Interest expense, net	(267)	(682)	(830)
Other income (expense), net	(12)	(29)	57
Total other income (expense), net	(279)	(711)	(773)
Loss before provision for income taxes	(21,005)	(21,754)	(8,802)
Provision for income taxes	8	7	17
Net loss	$(21,013)	$(21,761)	$(8,819)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.47)	$(0.20)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	48,158,378	46,718,495	44,958,120

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2015	2014	2013
Revenue:
Program revenue	$35	$1,114	$7,374
Licensing and royalty revenue	3,279	4,480	5,440
Total revenue	$3,314	$5,594	$12,814

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(21,013)	$(21,761)	$(8,819)
Change in unrealized gain/loss on available-for-sale-securities	13	(37)	—
Other comprehensive income/(loss)	13	(37)	—
Comprehensive loss, net of income tax	$(21,000)	$(21,798)	$(8,819)

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Stockholders' Equity
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2012	44,046,970	44	186,778	(101,305)	—	85,517
Issuance of common stock from option exercises	2,032,571	2	2,669	—	—	2,671
Issuance of restricted stock awards	353,555	—	—	—	—	—
Vesting of restricted stock units	53,276	—	—	—	—	—
Stock-based compensation	—	—	5,483	—	—	5,483
Net loss	—	—	—	(8,819)	—	(8,819)
Balances as of December 31, 2013	46,486,372	46	194,930	(110,124)	—	84,852
Issuance of common stock from option exercises	593,173	2	1,188	—	—	1,190
Issuance of restricted stock awards	404,749	—	—	—	—	—
Vesting of restricted stock units	129,856	—	—	—	—	—
Stock-based compensation	—	—	6,021	—	—	6,021
Other comprehensive loss	—	—	—	—	(37)	(37)
Net loss	—	—	—	(21,761)	—	(21,761)
Balances as of December 31, 2014	47,614,150	48	202,139	(131,885)	(37)	70,265
Issuance of common stock from option exercises	1,126,795	1	1,160	—	—	1,161
Issuance of restricted stock awards	—	—	—	—	—	—
Forfeiture of restricted stock awards, net	(136,444)	—	—	—	—	—
Vesting of restricted stock units	487,759	—	—	—	—	—
Stock-based compensation	—	—	5,673	—	—	5,673
Other comprehensive loss	—	—	—	—	13	13
Net loss	—	—	—	(21,013)	—	(21,013)
Balances as of December 31, 2015	49,092,260	49	208,972	(152,898)	(24)	56,099

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(21,013)	$(21,761)	$(8,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	10,728	11,577	9,396
Stock-based compensation	5,673	6,021	5,483
Loss on disposal of property and equipment	18	—	9
Realized loss/(gain) from investments	8	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(42)	94	(958)
Inventory	(319)	1,581	(1,326)
Accounts receivable	(793)	1,701	1,308
Accounts payable	(24)	(635)	747
Accrued and other liabilities	2,985	(1,769)	1,767
Deferred revenue	(1,217)	895	616
Related party deferred revenue	(831)	446	(444)
Net cash (used in) provided by operating activities	(4,827)	(1,850)	7,779
Cash flows from investing activities:
Purchase of short-term investments	(32,577)	(48,451)	(1,001)
Redemption of short-term investments	51,410	4,802	1,001
Purchase of property and equipment	(1,452)	(2,815)	(13,534)
Purchased and capitalized intangible assets	(803)	(1,194)	(1,585)
Net cash (used in) provided by investing activities	16,578	(47,658)	(15,119)
Cash flows from financing activities:
Proceeds from debt	—	—	25,000
Payment of debt	(23,000)	(2,000)	(26,514)
Proceeds from exercise of common stock options	1,160	1,190	2,654
Net cash (used in) provided by financing activities	(21,840)	(810)	1,140
Net decrease in cash and cash equivalents	(10,089)	(50,318)	(6,200)
Cash and cash equivalents at beginning of period	21,765	72,083	78,283
Cash and cash equivalents at end of period	$11,676	$21,765	$72,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$652	$666	$790
Cash paid for income taxes, net of refunds received	$5	$21	$8
Noncash investing/operating activities:
Transfer of property and equipment to inventory	$1,543	$999	$393
Transfer of inventory to property and equipment	$3,373	$—	$—
Additions to property, equipment and intangible assets not paid at the end of the period	$853	$360	$1,755

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

Intermolecular, Inc. and subsidiaries (the Company) is headquartered in San Jose, California and has wholly-owned subsidiaries in Hong Kong and Japan and a wholly-owned branch in Taiwan.

The Company provides solutions for the evaluation and development of engineered thin-film materials for next generation technology products.

The Company's consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has incurred net losses and has accumulated a deficit of $152.9 million and $131.9 million as of December 31, 2015 and 2014, respectively.

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

Materials Inventory

Materials inventory are stated at the lower of cost or market value, with cost determined on an average cost basis. Noncurrent materials inventory consist of raw materials in the amount of $4.4 million, net of reserves of $3.0 million, and $5.9 million, net of reserves of $2.3 million, as of December 31, 2015 and December 31, 2014, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue in the period in which they occur.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. During the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company did not record any impairment of long-lived assets.

Revenue Recognition

The Company derives its revenue from two principal sources: research and development programs and other services, which consist of technology licensing and royalty fees. Product sales have been made historically, but are not a principal source of revenue. Revenue is recognized when all of the following criteria are met:

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

Programs and other services - The Company enters into development programs and other research and development service agreements with customers under which the Company conducts research and development activities with customers. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. In some contracts, the Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed. We typically recognize revenue from these arrangements as completed when all other revenue recognition criteria have been met. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods

Product maintenance and support services - Included in program and other services revenue, these services entitle customers to receive product updates and enhancements or technical support and maintenance, depending on the offering. The related revenue is recognized ratably over the period the services are delivered.

Product revenue - The Company recognizes revenue from the sale of products once delivery has occurred (title and risk of loss have passed to the customer), and customer acceptance, if required, has been achieved.

Licensing and royalty revenue - The Company recognizes revenue for licenses to intellectual property when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Licensing and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is recognized when it occurs based on royalty reports or other information received from the licensee. Minimum and prepaid royalties and license fees are recognized ratably over the related periods. Revenue on the sale of intellectual property is recognized in full when title transfers if there are no remaining deliverables related to the intellectual property purchase

Multiple-element arrangements - Certain of the Company’s customer arrangements involve the delivery or performance of multiple products, services or licenses. Product sale arrangements include product maintenance and support. Development programs and other research and development services include licenses of technology and may also include sales of products. For multiple-element arrangements that include hardware products containing software essential to the hardware product’s functionality, undelivered software elements that relate to the hardware product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.  If the unit separation criteria are met, we account for each element within a multiple-element arrangement separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor-specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimate of selling price (ESP) if neither VSOE nor TPE is available. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations.  Essential and non-essential software deliverables used in conjunction with products are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered non-essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For purposes of classification in the consolidated statements of operations, revenue is allocated between program revenue, product revenue and licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.

Deferred Revenue

Deferred revenue represents amounts collected from customers for which the related revenue has not been recognized, because one or more of the revenue recognition criteria have not been met, net of the associated costs. The current portion deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date. When deferred revenues are recognized as revenues, the associated deferred costs are also recognized as cost of revenues.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowances for doubtful accounts as of December 31, 2015, December 31, 2014 and December 31, 2013. As of December 31, 2012 the Company had an allowance related to outstanding accounts receivable from Elpida that were subject to proceedings under the Corporate Reorganization Act in Japan. During 2013 Elpida was acquired by Micron and the outstanding accounts receivable from Elpida were settled as a result of the acquisition.

Allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions Charged to		Balance at End of
	Beginning of Period	Revenues	Deductions (1)	Period
Allowance for doubtful accounts:
2015	$—	$—	$—	$—
2014	$—	$—	$—	$—
2013	$170	$—	$(170)	$—

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue			Accounts Receivable
	Years Ended			As of	As of
	December 31,			December 31,	December 31,
	2015	2014	2013	2015	2014
Customer A	36%	35%	13%	48%	54%
Customer B	11%	16%	*	*	14%
Customer C	18%	*	—	16%	-
Customer D	*	-	—	13%	-
Customer E	*	*	13%	-	-
Customer F	*	*	12%	-	11%
Customer G	-	11%	17%	-	-

* less than 10%

Cost of Revenue

Cost of revenue is primarily comprised of salaries and other personnel-related expenses for research and development scientists, engineers and development process operations employees. Additionally, cost of revenue includes wafers, targets, materials, program-related supplies, depreciation on equipment used in programs and allocated facility-related costs.

Inventory obsolescence and customer related asset impairments are included in cost of program and services revenue. Product cost of revenue consists of cost of products sold. Cost of licensing and royalty includes amortization of acquired patents and licensing obligations.

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

The Company assesses the likelihood that the deferred tax assets will be recovered and establishes a valuation allowance to the extent the Company believes that it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2015 and 2014. Based on the available evidence, the Company believed it was more likely than not that it would not be able to utilize its deferred tax assets in the future. The Company intends to maintain a full valuation allowance until and if sufficient evidence exists to support all or a portion of its reversal.

The Company regularly reviews its tax positions for benefits to be realized. A tax position must be more likely than not to be sustained upon examination to justify recognition of a benefit for that position. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2015, the Company has not recognized any interest or penalties associated with unrecognized tax benefits.

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

The Company's financial instruments consist of Level I and Level II assets. Level I securities include highly liquid money market funds and certificates of deposit and Level II securities include corporate debt securities and commercial paper. There were no Level III assets or liabilities during the three year period ended December 31, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred income tax liabilities and assets be classified as noncurrent. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this standard on a prospective basis and does not expect the adoption to have a material effect on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company for the fiscal year beginning March 31, 2018, with early adoption permitted under limited circumstances. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect the standard will have on its consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and short-term investments at fair value. The carrying amounts for cash equivalents and short-term investments approximate their fair values due to their short-term nature. The following tables set forth the fair value of the Company’s cash equivalents and short-term investments by level within the fair value hierarchy (in thousands):

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$98	$98	$—	$—
Corporate debt securities and commercial paper	23,656	—	23,656	—
Total assets measured at fair value	$23,754	$98	$23,656	$—

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$16,376	$16,376	$—	$—
Corporate debt securities and commercial paper	43,304	—	43,304	—
Total assets measured at fair value	$59,680	$16,376	$43,304	$—

Short-term investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments less than twenty four months and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method. Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$11,578	$—	$—	$11,578
Money market funds	98	—	—	98
Corporate debt securities and commercial paper	23,680	—	(24)	23,656
Total cash, cash equivalents and short-term investments	$35,356	$—	$(24)	$35,332

As of December 31, 2014 the Company had $37,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of	As of
	December 31, 2015	December 31, 2014
Lab equipment and machinery	$55,649	$53,412
Leasehold improvements	6,116	5,892
Computer equipment and software	4,263	3,774
Furniture and fixtures	207	197
Construction in progress	1,625	847
Total property and equipment	67,860	64,122
Less accumulated depreciation	(52,125)	(45,016)
Property and equipment, net	$15,735	$19,106

As discussed in Note 1, Impairment of Long-Lived Assets, during the years ended December 31, 2015 and 2014, the Company did not record any impairment-related expenses.

The following table presents depreciation expense included in the Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Years Ended December 31,
	2015	2014	2013
Depreciation expense	$7,314	$10,220	$8,781

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of	As of
	December 31, 2015	December 31, 2014
Patents issued	$6,180	$6,518
Patents pending	1,156	3,373
Trademarks	40	40
Total intangible assets	7,376	9,931
Less patent amortization	(1,407)	(1,990)
Intangible assets, net	$5,969	$7,941

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

The following table presents patent amortization expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amortization expense	$995	$688	$615

Estimated future aggregate annual amortization expense for both issued and pending intangible assets is as follows (in thousands):

As of December 31:
2016	$580
2017	490
2018	430
2019	397
2020	379
Thereafter	3,653
Total	$5,929

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

The following table presents rent expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rent expense	$2,268	$2,268	$1,377

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

The years ending December 31,
2016	2,350
2017	2,399
2018	2,459
2019	2,521
2020	2,584
Thereafter	12,452
Total	$24,765

During 2015, the Company made payments in the amount of $1.7 million related to this operating lease.  In December 2015, the company signed a sublease to lease out a portion of office space. The sublessee is expected to move in during Q2 2016.  The term of the lease is for 3 years and the company will receive approximately $0.3 million in rental income annually.

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

The following table presents payments made during the years ended December 31, 2013 in connection with the note payable to Symyx (in thousands):

	Year Ended December 31, 2013
	Principal	Interest	Total
Symyx payments	$26,516	$437	$26,953

Silicon Valley Bank Loan Agreement

During 2013, the Company entered into a loan agreement (Loan Agreement) with SVB in the amount of $25.0 million with interest at a fixed rate equal to 3.25%. The Loan Agreement had a financial covenant that required the Company to maintain a certain level of liquidity, and, as of December 31, 2014, the Company was compliant with the terms of that loan covenant. The term loan was to mature on November 30, 2016 and the Company was obligated to pay all outstanding principal and accrued and unpaid interest on that date. In August 2015, the Company repaid all remaining principal and accrued interest in the amount of $21.6 million.

The following table presents payments made during the years ended December 31, 2015 and 2014 for interest owed under the terms of the Loan Agreement (in thousands):

	Year Ended December 31, 2015
	Principal	Interest	Total
SVB payments	$23,000	$652	$23,652

	Year Ended December 31, 2014
	Principal	Interest	Total
SVB payments	$2,000	$664	$2,664

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

6. Warrants

Common Stock Warrants

During the year ended December 31, 2008, the Company issued warrants to purchase 90,000 shares of common stock for consulting services with an exercise price of $2.04 per share and a ten year term. These warrants vested over four years. During the years ended December 31, 2015, 2014 and 2013, the expense related to the issuances and vesting of these warrants were insignificant. These warrants expired without exercise during the year ended December 31, 2015.

7. Stock-Based Compensation

During the year ended December 31, 2011, the board of directors approved the 2011 Equity Incentive Plan (2011 Plan). A total of 4,225,648 shares of common stock were reserved for future issuance under the 2011 Plan, which became effective on November 17, 2011. The Company has a 2004 Equity Incentive Plan (2004 Plan), but no longer grants stock options under this plan. Canceled or forfeited stock option grants under the 2004 Plan will be added to the total amount of shares available for grant under the 2011 Plan. In addition, shares authorized but unissued as of November 17, 2011 under the 2004 Plan were added to shares available for grant under the 2011 Plan. The 2011 Plan contains an "evergreen" provision, pursuant to which the number of shares available for issuance under the 2011 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 2,535,389 shares, (b) 4.5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the board of directors. During 2015 the Company registered an additional 2,142,636 shares under its 2011 Plan.

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

Option activity for the periods presented is as follows:

	Options Outstanding
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Balance as of December 31, 2012	7,426,417	$3.57	6.4	$40,040
Granted	1,720,242	7.53
Exercised	(2,031,903)	1.31
Cancelled	(646,013)	7.40
Balance as of December 31, 2013	6,468,743	4.96	6.7	8,991
Granted	6,086,984	2.43
Exercised	(593,173)	2.00
Cancelled	(1,481,663)	6.75
Balance as of December 31, 2014	10,480,891	3.25	7.4	1,073
Granted	4,069,813	1.84
Exercised	(1,126,788)	1.30
Cancelled	(2,111,698)	3.82
Balance as of December 31, 2015	11,312,218	$2.83	8.0	$2,450
Exercisable as of December 31, 2015	4,612,219	$3.55	—	$—
Vested and expected to vest as of December 31, 2015	9,839,708	$2.83	—	$—

Restricted stock award and restricted stock unit (RSUs) activity for the periods presented is as follows:

	Number of
	Stock RSUs	Weighted-Average Grant
	Outstanding	Date Fair Value
Balance as of December 31, 2012	254,863	$6.45
Granted	847,750	8.13
Vested	(74,985)	—
Forfeited	(143,527)	8.56
Balance as of December 31, 2013	884,101	7.69
Granted	1,485,488	2.75
Vested	(285,270)	—
Forfeited	(466,768)	5.83
Balance as of December 31, 2014	1,617,551	3.79
Granted	40,000	1.66
Vested	(917,926)	—
Forfeited	(375,783)	4.55
Balance as of December 31, 2015	363,842	$4.72
Vested and expected to vest as of December 31, 2015	265,932

Typically, vesting of RSUs occurs over four years and is subject to the employee's continuing service to the Company. During 2014, the Company granted $1.0 million of RSUs with a one year vesting period and subject to the employee's continuing service to the Company. The aggregate intrinsic value of RSUs outstanding at December 31, 2015 and 2014 was $0.8 million and $3.1 million, respectively.

RSUs that vested during 2015 and 2014 had fair values of $2.8 million and $2.0 million as of the vesting date, respectively.

The following table presents details on grants made by the Company for the following periods:

	Years Ended		Years Ended
	December 31, 2015		December 31, 2014
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	4,069,813	$1.84	6,086,984	$1.34
RSUs	40,000	$1.66	1,485,488	$2.75

As of December 31, 2015 and December 31, 2014, the Company had reserved shares of common stock for issuance as follows:

	As of December 31, 2015	As of December 31, 2014
Number of stock options outstanding	11,312,218	10,480,891
Number of RSUs outstanding	258,878	897,231
Shares available for future grant	2,960,442	1,672,794
Number of warrants outstanding	—	90,000
Total shares reserved	14,531,538	13,140,916

The Company recognized stock-based compensation expense for awards granted to its employees and nonemployees as follows (in thousands):

		Years Ended
		December 31,
	2015	2014	2013
Cost of revenue	$1,114	$1,315	$1,453
Research and development	1,668	1,234	1,301
Sales and marketing	651	1,470	1,175
General and administrative	2,240	2,002	1,554
Total stock-based compensation	$5,673	$6,021	$5,483

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	December 31,
	2015	2014	2013
Stock options	$4,283	$3,631	$3,906
Restricted stock awards and restricted stock units (RSUs)	1,390	2,390	1,577
Total stock-based compensation	$5,673	$6,021	$5,483

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of December 31, 2015, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$5,632	2.7
RSUs	$665	1.9

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2015 and 2014.

Additional information regarding options outstanding as of December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Options	Contractual	Exercise Price		Exercise Price
Range of Exercise Prices	Outstanding	Life (Years)	per Share	Exercisable	per Share
$0.00 to $1.50	86,225	0.81	$1.37	86,225	1.37
$1.51 to $3.00	9,371,294	8.47	2.08	3,136,714	2.14
$3.01 to $4.50	298,790	6.81	3.77	170,688	3.70
$4.51 to $6.00	342,493	7.82	5.56	201,800	5.55
$6.01 to $7.50	619,191	4.94	6.30	550,267	6.30
$7.51 to $9.00	394,028	6.49	8.71	291,491	8.70
$9.01 to $10.50	167,697	6.14	9.61	142,534	9.63
$10.51 to $12.00	32,500	5.65	11.96	32,500	11.96
	11,312,218	8.04	$2.83	4,612,219	$3.55

Determining Fair Value of Stock Options

Stock-based compensation cost is measured at the grant date based on the fair value of the award. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Summary of Assumptions—The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2015	2014	2013
Expected term (in years)	5.9	5.9	6.0
Risk-free interest rate	1.6%	1.8%	1.4%
Expected volatility	50%	56%	59%
Expected dividend rate	—%	—%	—%

8. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2015, 2014 and 2013 (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(21,013)	$(21,761)	$(8,819)
Shares used in computing net loss per share of common stock, basic and diluted	48,158,378	46,718,495	44,958,120
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.47)	$(0.20)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2015	2014	2013
Stock options to purchase common stock	11,312,218	10,480,891	6,468,743
RSUs	258,878	897,231	850,351
Common stock warrants	—	90,000	912,368

9. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. For the year ended December 31, 2015, the income tax provision of $8,000 represents a provision for income taxes of $11,000 related to foreign income taxes and state minimum income taxes of $1,000 net of deferred taxes of $4,000.

The provision for annual income taxes consisted of the following (in thousands):

	As of December 31,
	2015	2014	2013

U.S. Federal	$—	$—	$—
State	1	1	1
Foreign	11	6	16
Total current	$12	$7	$17
Deferred:
U.S. Federal	$(4)	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$(4)	$—	$—
Total provision for income taxes	$8	$7	$17

The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	As of December 31,
	2015	2014	2013
Expected provision at statutory federal rate	$(7,134)	$(7,741)	$(3,080)
State tax—net of federal benefit	1	1	1
U.S. federal research credit	(924)	(1,125)	(2,272)
Non deductible expenses	119	104	28
Others	8	8	(9)
Change in valuation allowance	7,938	8,760	5,349
Provision for income taxes	$8	$7	$17

As of December 31, 2015, the Company's foreign subsidiaries had accumulated approximately $0.3 million of earnings that have been reinvested in their operations. The Company has not provided U.S. tax on these earnings as the reinvestment is considered permanent in duration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss federal and state	$30,836	$22,442
Research and foreign tax credits	12,307	10,694
Accrued compensation and vacation	411	390
Deferred revenue, other accruals and reserves	3,918	3,077
Stock-based compensation	4,319	4,028
Patents	2,884	4,472
Gross deferred tax assets	$54,675	$45,103
Valuation allowance	$(54,420)	$(45,036)
Total deferred tax asset	$255	$67
Deferred tax liabilities:
Property and equipment	$255	$67
Total deferred tax liabilities	$255	$67
Net deferred tax assets	$—	$—

The Company established valuation allowances for U.S. federal and state deferred tax assets. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During the year ended December 31, 2015, the Company continued to maintain the valuation allowances for U.S. federal and state deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $54.4 million and $45.0 million as of December 31, 2015 and 2014, respectively. The increase in the valuation allowance during the years ended December 31, 2015 and 2014 was $9.4 million and $9.5 million, respectively.

As of December 31, 2015, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $91.3 million and $82.9 million, respectively. Of these amounts, $14.6 million and $13.6 million, respectively, represent federal and state tax deductions from stock-based compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The U.S. federal net operating loss carryforwards will start to expire in 2026 while for state purposes, the net operating losses will begin to expire in 2018. Utilization of the Company's net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not determined whether an ownership change has occurred.

In addition, the Company has $8.9 million U.S. federal R&D credit and $9.8 million California R&D credit carryforwards to offset future income tax liabilities. U.S. federal R&D tax credits can be carried forward for 20 years and will start to expire in 2026. California R&D credits can be carried forward indefinitely.

On December 18, 2015, The Consolidated Appropriations Act of 2014 was signed into law, which retroactively reinstated and made permanent the federal research tax credit provisions from January 1, 2015 through December 31, 2015. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

Uncertain Tax Positions

For the year ended December 31, 2015, the total amount of unrecognized tax benefits excluding interest thereon was $3.8 million, none of which would impact the effective tax rate if realized during the year. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2015, 2014 and 2013. Although the timing and outcome of income tax audits is highly uncertain, unrecognized tax benefits are not expected to decrease in the next twelve months.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	As of December 31,
	2015	2014	2013
Unrecognized benefit—beginning of period	$3,261	$2,656	$1,840
Gross increase—prior period tax positions	—	—	274
Gross decreases—prior period tax positions	—	—	(90)
Gross increases—current period tax positions	496	605	632
Unrecognized benefit—end of period	$3,757	$3,261	$2,656

The Company's U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. The Company's income tax reporting periods beginning with tax year ended December 31, 2012 for the U.S., and tax year ended December 31, 2011 for the Company's major state and local jurisdictions remain generally open to audit by relevant tax authorities.

10. Related Party Transactions

In March 2013, the Company amended the agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The development program between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member of a significant shareholder of the Company. As of December 31, 2015, this shareholder was a beneficial owner of approximately 9.3% of the Company’s common stock. As of December 31, 2015 and December 31, 2014 the Company had accounts receivable in the amount of zero and zero, respectively. The following table presents related party revenue included in the Consolidated Statement of Operations from this amended agreement (in thousands):

	Years Ended December 31,
	2015	2014	2013
Related party revenue	$1,273	$1,882	$4,365

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5.0% of the Company’s common stock. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. As of December 31, 2015 and December 31, 2014 the Company had accounts receivable in the amount of zero and zero, respectively, and had a deferred revenue balance in the amount of zero and $0.8 million, respectively, related to the amended agreement.

The following table presents related party revenue and cost of revenue included in the Consolidated Statement of Operations from the amended agreement (in thousands):

	Years Ended December 31,
	2015	2014	2013
Related party revenue	$2,041	$3,711	$8,449
Related cost of revenue	$—	$—	$4

11. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$28,327	$42,350	$47,752
Japan	2,848	2,726	12,691
APAC other	13,074	1,781	2,958
Europe and Middle East	1,073	838	4,005
Total	$45,322	$47,695	$67,406

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

12. Restructuring Charges

During each of February and May 2014, the Company initiated reductions in force as part of an overall plan to reduce the Company’s cost structure. The reductions in force constituted approximately 18% of the Company’s workforce in February 2014 and 10% in May 2014. As a result of the reductions in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized and paid during the year ended December 31, 2014.

13. Subsequent Event

None

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting, as further described below in the Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. In making this assessment, management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  Based on this assessment, our management has concluded the Company's internal control over financial reporting was not effective as of December 31, 2015 due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2015:

-Control Environment and Accounting for Multiple-element and Nonstandard Revenue Arrangements. We did not maintain an effective control environment as of December 31, 2015. The principle contributing factors included insufficient qualified personnel with appropriate expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and inadequate policies and procedures to enable the timely preparation of reliable financial statements. The material weakness in the control environment resulted in certain instances of inappropriate accounting decisions and certain instances where we did not design and maintain effective controls related to our accounting and disclosures over revenue, inventory and the statement of cash flows.  The deficiencies led to errors in these accounts, which were corrected prior to the issuance of the financial statements.  The errors related to the statement of cash flows and inventory were not material but, when aggregated, could have been material.  The errors related to revenue were material.  Therefore, in addition to the material weakness in control environment, there is a separate, but related, material weakness related to revenue, because we did not design and maintain effective controls over accounting for multiple-element and nonstandard revenue arrangements.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there has been no change in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of the Identified Material Weaknesses

To address the material weakness associated with a lack of personnel with sufficient training, knowledge and experience commensurate with our financial reporting requirements, we recently hired personnel with the appropriate experience, certification, education, and training for all of the key positions in the financial reporting and accounting function and have also created a new accounting position.

The Company has also taken steps to address its policies and procedures and plans to hire an outside consultant to advise us in reviewing and updating our policies and procedures, as appropriate. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to our revised controls.

We cannot assure you that we will be able to remediate our existing material weaknesses in a timely manner, if at all, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have these existing material weaknesses or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference to the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors, Corporate Governance and Related Matters" in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders (the 2016 Proxy Statement).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference to the information in the 2016 Proxy Statement under the headings "Executive Compensation," "Board of Directors, Corporate Governance and Related Matters" and "Executive Compensation—Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2016 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2016 Proxy Statement under the subheadings “Director Independence,” "Transactions with Related Persons" and "Related Person Transaction Policy" under the heading “Board of Directors, Corporate Governance and Related Matters.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2016 Proxy Statement under the headings “Audit-related Matters” and "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K
2.	All schedules are omitted because either they are not required information, or the required information is in the financial statements or notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

President and Chief Executive Officer
INTERMOLECULAR, INC.
Date: March 28, 2016	By:	/s/ BRUCE M. MCWILLIAMS Bruce M. McWilliams President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE M. McWILLIAMS Bruce M. McWilliams	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive) Officer)	March 28, 2016

/s/ C. RICHARD NEELY, JR. C. Richard Neely, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016

/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 28, 2016

/s/ MARVIN D. BURKETT Marvin D. Burkett	Director	March 28, 2016

/s/ IRWIN FEDERMAN Irwin Federman	Director	March 28, 2016

/s/ GEORGE M. SCALISE George M. Scalise	Director	March 28, 2016

/s/ WILBERT VAN DEN HOEK Wilbert Van Den Hoek	Director	March 28, 2016

EXHIBITS

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith
2.1		Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1
3.1		Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1
3.2		Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2
4.1		Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1
4.2		Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2
4.3		Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1
10.1	†	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3
10.2	†	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4
10.3	†	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5
10.4	†	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith
10.5	†	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7
10.6	†	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8
10.7	†	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8
10.8		Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12
10.9a	+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a
10.9b	+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b
10.9c	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c
10.10a	+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a
10.10b	+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b
10.10c	+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith
10.10d	+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d
10.11a	+	Form of Change in Control Severance Agreement between the Company and certain of its executive officers.	S-1/A	11/7/2011	10.15a
10.11b	+	Amendment to Intermolecular, Inc. Change in Control Severance Agreement Scot A. Griffin.	10-Q	8/6/2015	10.14c
10.11c	+	Form of Change in Control and Severance Agreement	10-Q	8/6/2015	10.14d
10.12	†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1
10.13	†

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

			10-Q	05/08/2012	10.2
10.14	†	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012.	10-K	03/04/2012	10.17
10.15	†	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2012	10.18

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith
10.16	†	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.	10-Q	05/02/2013	10.20
10.17		Loan and Security Agreement between Intermolecular, Inc. and Silicon Valley Bank, dated as of May 31, 2013.	10-Q	08/07/2013	10.26
10.18	†	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.27
10.19	†	Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.28
10.20	†	Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.29
10.21	†	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.30
10.22		First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.	10-Q	11/07/2013	10.31
10.23	†	Amendment Number 10 to the Wets Workflow Purchase Agreement and Dry Workflow Agreement between Advanced Technology Materials, Inc., and Intermolecular, Inc., dated December 30, 2013.	10-K	03/10/2014	10.32
10.24	†	Amendment No. 2 to the Research Agreements between Guardian Industries and Intermolecular dated December 30, 2013.	10-K	03/10/2014	10.34
10.25	†	Amendment No. 3 to the Research Agreements between Guardian Industries and Intermolecular dated February 6, 2014.	10-Q/A	10/03/2014	10.36
10.26	†	Amendment No. 4 to the Research Agreements between Guardian Industries and Intermolecular dated October 30, 2014	10-K	02/25/2015	10.37

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith
10.27	+	Employment Agreement, effective October 12, 2014, by and between Bruce McWilliams and Intermolecular, Inc.	10-K	02/25/20015	10.38
10.28	+	Employment Agreement dated October 10, 2014, by and between Scot Griffin and Intermolecular, Inc.	10-K	02/25/2015	10.39
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

+Indicates a management contract or compensatory plan.

†Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.