Form 10-Q
period 2016-03-31
INTERMOLECULAR INC
filed 2016-05-05
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 2, 2016
Common stock, $0.001 par value	49,484,293

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,143	$11,676
Short-term investments	9,760	23,656
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2016 and December 31, 2015	7,216	6,114
Accounts receivable, due from related parties	267	—
Prepaid expenses and other current assets	1,527	1,608
Total current assets	35,913	43,054
Materials Inventory	3,851	4,413
Property and equipment, net	15,405	15,735
Intangible assets, net	5,741	5,969
Other assets	5,658	506
Total assets	$66,568	$69,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224	$848
Accrued liabilities	1,929	2,385
Accrued compensation and employee benefits	2,201	4,416
Deferred revenue	2,646	2,595
Total current liabilities	7,000	10,244
Deferred rent, net of current portion	3,269	3,299
Other long-term liabilities	35	35
Total liabilities	10,304	13,578
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,484,293 and 49,092,260 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	210,787	208,972
Accumulated other comprehensive income (loss)	6	(24)
Accumulated deficit	(154,578)	(152,898)
Total stockholders’ equity	56,264	56,099
Total liabilities and stockholders’ equity	$66,568	$69,677

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Program revenue	$11,961	$7,098
Licensing and royalty revenue	2,557	2,747
Total revenue	14,518	9,845
Cost of revenue:
Cost of program revenue	4,736	5,411
Cost of licensing and royalty revenue	60	76
Total cost of revenue	4,796	5,487
Gross profit	9,722	4,358
Operating expenses:
Research and development	6,904	6,500
Sales and marketing	1,943	1,309
General and administrative	2,600	3,410
Total operating expenses	11,447	11,219
Loss from operations	(1,725)	(6,861)
Other income (expense):
Interest income (expense), net	32	(134)
Other income (expense), net	16	5
Total other income (expense), net	48	(129)
Loss before provision for income taxes	(1,677)	(6,990)
Provision for income taxes	3	3
Net loss	$(1,680)	$(6,993)
Net loss per share, basic and diluted	$(0.03)	$(0.15)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,286,456	47,597,742

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended March 31,
	2016	2015
Revenue:
Program revenue	$267	$3
Licensing and royalty revenue	714	517
Total revenue	$981	$520
Cost of Revenue:
Cost of program revenue	$102	$—
Cost of licensing and royalty revenue	23	—
Total cost of revenue	$125	$—

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,680)	$(6,993)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax	30	30
Other comprehensive income (loss)	30	30
Comprehensive loss, net of income tax	$(1,650)	$(6,963)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,680)	$(6,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	1,972	2,481
Stock-based compensation	1,122	1,896
Loss on disposal of property and equipment	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	82	(202)
Materials Inventory	201	445
Accounts receivable	(1,369)	425
Accounts payable	(655)	(284)
Accrued and other liabilities	(2,236)	1,789
Deferred revenue	51	(1,170)
Related party deferred revenue	—	(207)
Net cash used in operating activities	(2,509)	(1,820)
Cash flows from investing activities:
Purchase of investments	(5,134)	(9,850)
Redemption of investments	13,816	16,541
Purchase of property and equipment	(1,356)	(927)
Purchased and capitalized intangible assets	(45)	(113)
Proceeds from sale of equipment	2	—
Net cash provided by investing activities	7,283	5,651
Cash flows from financing activities:
Payment of debt	—	(500)
Proceeds from exercise of common stock options	693	537
Net cash provided by financing activities	693	37
Net increase in cash and cash equivalents	5,467	3,868
Cash and cash equivalents at beginning of period	11,676	21,765
Cash and cash equivalents at end of period	$17,143	$25,633

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$191
Cash paid for income taxes, net of refunds received	$—	$1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$401	$—
Transfer of materials inventory to property and equipment	$763	$—
Additions to property, equipment and intangible assets not paid at the end of the period	$419	$265

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 28, 2016. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements as of the year then ended.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments consist of demand deposits, money market accounts, certificates of deposit, corporate bonds and commercial paper maintained with high quality financial institutions. The Company's accounts receivable consist of non-interest bearing balances due from credit-worthy customers.

Cash, Cash Equivalents and Investments

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

Materials Inventory

Materials inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Materials inventories consist of raw materials in the amount of $3.9 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company had no impairment of property and equipment during the three months ended March 31, 2016 and 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The company did not have any allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Customer A	25%	42%	31%	48%
Customer B	*	13%	10%	*
Customer C	16%	12%	*	16%
Customer D	21%	-	22%	13%
Customer I	12%	-	17%	-

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of March 31, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$6,770	$6,770	$—	$—
Corporate debt securities and commercial paper	14,897	—	14,897	—
Total assets measured at fair value	$21,667	$6,770	$14,897	$—

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$98	$98	$—	$—
Corporate debt securities and commercial paper	23,656	—	23,656	—
Total assets measured at fair value	$23,754	$98	$23,656	$—

As of March 31, 2016, $5.1 million of debt securities with contractual maturities greater than one year were classified as other assets on our Condensed Consolidated Balance Sheets.

Investments are classified as "available-for-sale" and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of March 31, 2016 (in thousands):

	As of March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$10,373	$—	$—	$10,373
Money market funds	6,770	—	—	6,770
Corporate debt securities and commercial paper	14,891	6	—	14,897
Total cash, cash equivalents and investments	$32,034	$6	$—	$32,040

As of December 31, 2015, the Company had $24,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Lab equipment and machinery	$57,189	$55,649
Leasehold improvements	6,133	6,116
Computer equipment and software	4,369	4,263
Furniture and fixtures	215	207
Construction in progress	1,271	1,625
Total property and equipment	69,177	67,860
Less accumulated depreciation	(53,772)	(52,125)
Property and equipment, net	$15,405	$15,735

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$1,637	$2,044

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Patents issued	$6,308	$6,180
Patents pending	909	1,156
Trademarks	40	40
Total intangible assets	7,257	7,376
Less patent amortization	(1,516)	(1,407)
Intangible assets, net	$5,741	$5,969

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired from Symyx Technologies, Inc. (Symyx) in 2011 is approximately 3 years.

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$148	$185

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Rent expense	$563	$567

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

As of March 31, 2016:
Nine months ending December 31, 2016	$1,763
The years ending December 31,
2017	2,399
2018	2,459
2019	2,521
2020	2,584
Thereafter	12,452
Total	$24,178

During Q1 2016, the Company made payments of $0.6 million related to this operating lease. In December 2015, the company signed a sublease to lease out a portion of office space. The sublessee is expected to move in during Q2 2016. The term of the lease is for 3 years and the company will receive approximately $0.3 million in gross rent annually.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	5.6	5.6
Risk-free interest rate	1.3%	1.6%
Expected volatility	45%	50%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$206	$472
Research and development	330	507
Sales and marketing	142	211
General and administrative	444	706
Total stock-based compensation	$1,122	$1,896

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$860	$1,337
Restricted stock awards and restricted stock units (RSUs)	262	559
Total stock-based compensation	$1,122	$1,896

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2016, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$4,985	2.5
RSUs	$529	1.9

The following table presents details on grants made by the Company for the following periods:

	Three Months Ended
	March 31, 2016
		Weighted-
		Average Grant
	Shares Granted	Date Fair Value
Stock options	184,000	$0.90

The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.2 million and $0.7 million, respectively.

RSUs that vested during the three months ended March 31, 2016 and 2015 had fair values of $0.5 million and $1.1 million, respectively, as of the vesting date.

Common Stock

As of March 31, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2016	As of December 31, 2015
Number of stock options outstanding	10,935,662	11,312,218
Number of RSUs outstanding	171,059	258,878
Shares available for future grant	4,464,592	2,960,442
Total shares reserved	15,571,313	14,531,538

7. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three months ended March 31, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(1,680)	$(6,993)
Shares used in computing net loss per share, basic and diluted	49,286,456	47,597,742
Net loss per share, basic and diluted	$(0.03)	$(0.15)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Stock options to purchase common stock	10,935,662	9,560,710
RSUs	171,059	1,272,091
Warrants to purchase common stock	—	90,000

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. Income tax expense for the three months ended March 31, 2016 was $3,000, or 0.0%, on a pre-tax loss of $1.7 million.

9. Related Party Transactions

In March 2013, the Company amended the program agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The program development between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continue. The other party and the Company each have an independent board member that serves on both companies’ boards of directors and the independent board member is also a managing member and a significant stockholder of the Company.  As of March 31, 2016, this stockholder was a beneficial owner of approximately 8.7% of the Company’s common stock. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from this amended agreement (in thousands):

	Three Months Ended March 31,
	2016	2015
Related party revenue	$580	$313
Related party cost of revenue	$123	$—

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5% of the Company’s common stock as of March 2016. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013.

As of March 31, 2016 and December 31, 2015, the Company had an accounts receivable balance of $0.3 million and zero respectively with no deferred revenue balance in either period. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended March 31,
	2016	2015
Related party revenue	$401	$207
Related party cost of revenue	$2	$—

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$8,489	$7,110
Japan	313	982
APAC other	5,685	1,567
Europe and Middle East	31	186
Total	$14,518	$9,845

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 (2015 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2015 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $14.5 million for the three months ended March 31, 2016 from $9.8 million for the three months ended March 31, 2015. Our net loss decreased to $1.7 million for the three months ended March 31, 2016 from a net loss of $7.0 million for the three months ended March 31, 2015. Since inception, we have incurred net losses leading to an accumulated deficit of $154.6 million as of March 31, 2016.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM) and new non-volatile memory (NVM) technologies.  Going forward, we plan to continue growing our footprint within semiconductors, including partnering in logic, while significantly expanding our engagements in areas such as architectural glass, display, consumer electronics, aerospace and automotive.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation) as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expense will increase modestly in absolute dollars in the near-term periods.

Interest Expense, net

Interest expense historically consisted of interest accrued on our note payable to Symyx in connection with the Symyx asset purchase transaction that closed in November 2011, which was paid in full in May 2013 with a credit facility from Silicon Valley Bank (SVB). Interest expense after May 2013 consists primarily of interest accrued on our credit facility, which was converted in November 2013 to a three year note payable with Silicon Valley Bank. This note payable was subsequently repaid in full in August 2015. Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2016 as compared to those disclosed in our 2015 Form 10-K. For further information on our critical and other significant accounting policies, see our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$11,961	$7,098	$4,863	69%
Licensing and royalty revenue	2,557	2,747	(190)	(7)%
Total revenue	14,518	9,845	4,673	47%
Cost of revenue:	4,796	5,487	(691)	(13)%
Gross profit	9,722	4,358	5,364	123%
Operating expenses:
Research and development	6,904	6,500	404	6%
Sales and marketing	1,943	1,309	634	48%
General and administrative	2,600	3,410	(810)	(24)%
Total operating expenses	11,447	11,219	228	2%
Loss from operations	(1,725)	(6,861)	5,136
Other income (expense):
Interest income (expense), net	32	(134)	166
Other income (expense), net	16	5	11
Total other income (expense), net	48	(129)	177
Loss before provision for income taxes	(1,677)	(6,990)	5,313
Provision for income taxes	3	3	—
Net loss	$(1,680)	$(6,993)	$5,313

Revenue

Our revenue increased by $4.7 million, or 47%, to $14.5 million during the three months ended March 31, 2016, from $9.8 million during the three months ended March 31, 2015, due to increases in program revenue.

Program revenue increased by $4.9 million, or 69%, to $12.0 million during the three months ended March 31, 2016, from $7.1 million during the three months ended March 31, 2015. This increase was primarily a result of a $5.4 million increase in revenue from new customer engagements and $1.1M in current customer growth. This was partially offset by $1.6 million decrease in revenue related to scheduled completion and reduction of program agreements.

Licensing and royalty revenue decreased by $0.2 million, or 7%, to $2.6 million during the three months ended March 31, 2016, from $2.7 million during the three months ended March 31, 2015. This decrease was primarily attributable to lower end-market sales.

The following table presents revenue by geographic region (based on invoiced locations) during the three months ended March 31, 2016 and 2015 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$8,489	59%	$7,110	72%
Japan	313	2%	982	10%
APAC other	5,685	39%	1,567	16%
Europe and Middle East	31	—%	186	2%
Total	$14,518	100%	$9,845	100%

Cost of Revenue

Cost of revenue decreased by $0.7 million, or 13%, to $4.8 million during the three months ended March 31, 2016, from $5.5 million during the three months ended March 31, 2015. This change was a result of decreases in direct labor, materials and other costs associated with programs.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 67.0% during the three months ended March 31, 2016 compared to 44.3% for the three months ended March 31, 2015. This increase was primarily attributable to our increased revenue and decreased direct labor, materials and other costs associated with programs.

Research and Development

R&D expenses increased by $0.4 million, or 6%, to $6.9 million during the three months ended March 31, 2016, from $6.5 million during the three months ended March 31, 2015. The change was primarily attributable to an increase of $0.4 million in personnel costs related to increased headcount, wages, and other related benefits and an increase of $0.3 million in engineering parts and other expenses. These increases were partially offset by a $0.2 million decrease in professional fees and a $0.1 million decrease in depreciation and amortization expenses. Research and development expense included stock-based compensation of $0.3 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

Sales and Marketing

Sales and marketing expenses increased by $0.6 million, or 48%, to $1.9 million during the three months ended March 31, 2016, from $1.3 million during the three months ended March 31, 2015, this increase was attributable to $0.5 million in higher personnel costs related to increased headcount, wages and other related benefits. Sales and marketing expense included stock-based compensation of $0.1 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.

General and Administrative

General and administrative expenses decreased by $0.8 million, or 24%, to $2.6 million during the three months ended March 31, 2016, from $3.4 million during the three months ended March 31, 2015. This decrease is primarily attributable to $0.6 million in lower personnel costs related to decreased headcount, wages, stock-based compensation and other related benefits.  General and administrative expense included stock-based compensation of $0.4 million and $0.7 million during the three months ended March 31, 2016 and 2015, respectively.

Loss from Operations

Our operating loss decreased by $5.1 million, to an operating loss of $1.7 million during the three months ended March 31, 2016, from an operating loss of $6.9 million during the three months ended March 31, 2015. Our operating expenses increased by $0.2 million to $11.4 million during the three months ended March 31, 2016, from $11.2 million during the three months ended March 31, 2015.

Interest Income (Expense), net

Interest income (expense), net increased by $0.1 million to an immaterial amount of income during the three months ended March 31, 2016, from a $0.1 million expense during the three months ended March 31, 2015.  The expense is primarily comprised of interest expense associated with the Loan Agreement with SVB during the three months ended March 31 2015.

Other Income (Expense), net

Other Income (expense), net, for the three months ended March 31, 2016 and 2015 consisted of foreign exchange gains and losses that were not significant during these periods.

Provision for Income Taxes

Provision for Income Taxes during the three months ended March 31, 2016 and 2015 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $5.3 million, to a net loss of $1.7 million during the three months ended March 31, 2016, from a net loss of $7.0 million during the three months ended March 31, 2015. The difference between operating loss and net loss during the three months ended March 31, 2016 and March 31, 2015 was primarily related to interest expense associated with the Loan Agreement with SVB.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of March 31, 2016 we had $32.0 million of cash, cash equivalents and investments and $28.9 million of net working capital.

To date, we have incurred significant losses. During the three months ended March 31, 2016 and 2015, we incurred net losses of $1.7 million and $7.0 million, respectively. As of March 31, 2016, our accumulated deficit was $154.6 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand programs in the semiconductor industry, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional contracts in our target industries, the progress and scope of R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much funding we may need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations and repay our outstanding debt when it may become due, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash and investments in the United States and therefore are not generally subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,509)	$(1,820)
Net cash provided by investing activities	$7,283	$5,651
Net cash provided by financing activities	$693	$37

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the three months ended March 31, 2016 in the amount of $2.5 million as compared to negative cash flows for the same period ending 2015 in the amount of $1.8 million.

Net cash used in operating activities during the three months ended March 31, 2016 of $2.5 million was attributable to our net loss of $1.7 million, offset by non-cash charges of $2.0 million for depreciation, amortization, and accretion and $1.1 million for stock-based compensation. The net decrease in cash flow from operating assets and liabilities of $3.9 million was primarily a result of $1.4 million increase in accounts receivable and a $2.9 million decrease in accrued and other liabilities.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments and capital expenditures to purchase property and equipment. In the future, we expect we will continue to make modest capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.

During the three months ended March 31, 2016, cash provided by investing activities was $7.3 million, a result of $8.7 million in the net redemptions of short-term investments, offset by $1.4 million in capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2016, cash provided by financing activities of $0.7 million was from proceeds from common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$24,178	$1,763	$7,379	$5,232	$9,804
Total	$24,178	$1,763	$7,379	$5,232	$9,804

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2016, we made regular lease payments of $0.6 million under this operating lease agreement.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of March 31, 2016, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended March 31, 2016, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weaknesses described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and March 31, 2016.

As described in our annual report on Form 10-K for the year ended December 31, 2015, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2015 and March 31, 2016.

-Control Environment and Accounting for Multiple-element and Nonstandard Revenue Arrangements. We did not maintain an effective control environment as of December 31, 2015 and March 31, 2016. The principle contributing factors included insufficient qualified personnel with appropriate expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and inadequate policies and procedures to enable the timely preparation of reliable financial statements. The material weakness in the control environment resulted in certain instances of inappropriate accounting decisions and certain instances where we did not design and maintain effective controls related to our accounting and disclosures over revenue, inventory and the statement of cash flows.  The deficiencies led to errors in these accounts, which were corrected prior to the issuance of the financial statements.  The errors related to the statement of cash flows and inventory were not material but, when aggregated, could have been material.  The errors related to revenue were material.  Therefore, in addition to the material weakness in control environment, there is a separate, but related, material weakness related to revenue, because we did not design and maintain effective controls over accounting for multiple-element and nonstandard revenue arrangements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended March 31, 2016, except for the continuation of the remedial efforts as described below to address the material weaknesses described above.

Remedial Efforts to Address the Material Weaknesses

Following the identification of the material weaknesses as of December 31, 2015, we initiated remediation measures to address the material weakness over insufficient qualified personnel, which included creating and filling a new accounting position and hiring an outside consultant to assist us in reviewing and updating our policies and procedures, as appropriate. Since December 31, 2015, we have continued to improve our training for all of the key positions in the financial reporting and accounting function and our documentation of accounting policies and procedures.

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

ITEM 1A.                RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, could materially and adversely affect our business, financial condition or future results. These risk factors are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in all material respects.

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

INTERMOLECULAR, INC.
(Registrant)
Date: May 5, 2016	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer