Form 10-Q
period 2016-06-30
INTERMOLECULAR INC
filed 2016-08-04
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 1, 2016
Common stock, $0.001 par value	49,521,028

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,356	$11,676
Short-term investments	15,526	23,656
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2016 and December 31, 2015	4,770	6,114
Prepaid expenses and other current assets	1,235	1,608
Total current assets	37,887	43,054
Long-term investments	2,302	—
Materials inventory	3,365	4,413
Property and equipment, net	14,385	15,735
Intangible assets, net	5,573	5,969
Other assets	514	506
Total assets	$64,026	$69,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$786	$848
Accrued liabilities	1,965	2,385
Accrued compensation and employee benefits	2,303	4,416
Deferred revenue	2,457	2,595
Total current liabilities	7,511	10,244
Deferred rent, net of current portion	3,229	3,299
Other long-term liabilities	63	35
Total liabilities	10,803	13,578
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,516,028 and 49,092,260 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	211,735	208,972
Accumulated other comprehensive income (loss)	5	(24)
Accumulated deficit	(158,567)	(152,898)
Total stockholders’ equity	53,223	56,099
Total liabilities and stockholders’ equity	$64,026	$69,677

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Program revenue	$10,052	$7,251	$22,013	$14,349
Licensing and royalty revenue	1,677	3,743	4,234	6,490
Total revenue	11,729	10,994	26,247	20,839
Cost of revenue:
Cost of program revenue	4,117	4,544	8,853	9,955
Cost of licensing and royalty revenue	15	76	75	152
Total cost of revenue	4,132	4,620	8,928	10,107
Gross profit	7,597	6,374	17,319	10,732
Operating expenses:
Research and development	6,924	7,160	13,828	13,660
Sales and marketing	2,130	1,587	4,074	2,896
General and administrative	2,669	3,186	5,269	6,596
Total operating expenses	11,723	11,933	23,171	23,152
Loss from operations	(4,126)	(5,559)	(5,852)	(12,420)
Other income (expense):
Interest income (expense), net	40	(121)	72	(255)
Other income, net	99	2	115	7
Total other income (expense), net	139	(119)	187	(248)
Loss before provision for income taxes	(3,987)	(5,678)	(5,665)	(12,668)
Provision for income taxes	1	2	4	5
Net loss	$(3,988)	$(5,680)	$(5,669)	$(12,673)
Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.11)	$(0.27)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,448,325	47,935,399	49,316,859	47,767,508

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Program revenue	$—	$3	$267	$6
Licensing and royalty revenue	306	910	1,020	1,427
Total revenue	$306	$913	$1,287	$1,433
Cost of Revenue:
Cost of program revenue	$—	$—	$102	$—
Cost of licensing and royalty revenue	2	—	25
Total cost of revenue	$2	$—	$127	$—

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,988)	$(5,680)	$(5,669)	$(12,673)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	(1)	(43)	29	(13)
Other comprehensive income (loss)	(1)	(43)	29	(13)
Comprehensive loss, net of income tax	$(3,989)	$(5,723)	$(5,640)	$(12,686)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,669)	$(12,673)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	3,823	5,240
Stock-based compensation	2,049	3,643
Gain on disposal of property and equipment	(19)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	404	(311)
Materials inventory	426	585
Accounts receivable	1,343	(735)
Accounts payable	(211)	144
Accrued and other liabilities	(1,888)	1,925
Deferred revenue	(137)	(1,369)
Related party deferred revenue	—	(415)
Net cash (used in) provided by operating activities	121	(3,966)
Cash flows from investing activities:
Purchase of investments	(13,262)	(31,047)
Redemption of investments	18,916	29,753
Purchase of property and equipment	(1,786)	(1,299)
Proceeds from sale of equipment	22	—
Purchased and capitalized intangible assets	(45)	(435)
Net cash (used in) provided by investing activities	3,845	(3,028)
Cash flows from financing activities:
Payment of debt	—	(1,000)
Proceeds from exercise of common stock options	714	605
Net cash (used in) provided by financing activities	714	(395)
Net increase (decrease) in cash and cash equivalents	4,680	(7,389)
Cash and cash equivalents at beginning of period	11,676	21,765
Cash and cash equivalents at end of period	$16,356	$14,376

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$374
Cash paid for income taxes, net of refunds received	$4	$1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$588	$531
Transfer of materials inventory to property and equipment	$1,211	$1,321
Additions to property, equipment and intangible assets not paid at the end of the period	$316	$287

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements as of the year then ended.

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

Materials Inventory

Materials inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Materials inventories consist of raw materials in the amount of $3.4 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue.  The Company recorded inventory impairment charges of $0.8 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company did not record impairment of property and equipment during the six months ended June 30, 2016 and 2015.

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

Programs and other services - The Company enters into development programs and other research and development service agreements with customers under which the Company conducts research and development activities with customers. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. In some contracts, the Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed, and revenue is recognized in a manner consistent with the fixed monthly fee. The Company also generates a portion of its program revenue from certain research and development service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for those programs is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on the contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The company did not have any allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2016	2015	2016	2015	2016	2015
Customer A	17%	41%	22%	41%	*	48%
Customer B	10%	11%	*	12%	*	*
Customer C	14%	23%	15%	18%	22%	16%
Customer D	40%	—	29%	—	55%	13%

*	less than 10%

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of June 30, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$8,846	$8,846	$—	$—
Corporate debt securities and commercial paper	17,828	—	17,828	—
Total assets measured at fair value	$26,674	$8,846	$17,828	$—

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$98	$98	$—	$—
Corporate debt securities and commercial paper	23,656	—	23,656	—
Total assets measured at fair value	$23,754	$98	$23,656	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of June 30, 2016 (in thousands):

	As of June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$7,510	$—	$—	$7,510
Money market funds	8,846	—	—	8,846
Corporate debt securities and commercial paper	17,823	5	—	17,828
Total cash, cash equivalents and investments	$34,179	$5	$—	$34,184

As of December 31, 2015, the Company had $24,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Lab equipment and machinery	$57,495	$55,649
Leasehold improvements	6,227	6,116
Computer equipment and software	4,425	4,263
Furniture and fixtures	219	207
Construction in progress	1,157	1,625
Total property and equipment	69,523	67,860
Less accumulated depreciation	(55,138)	(52,125)
Property and equipment, net	$14,385	$15,735

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$1,587	$1,946	$3,224	$3,990

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Patents issued	$6,398	$6,180
Patents pending	768	1,156
Trademarks	40	40
Total intangible assets	7,206	7,376
Less patent amortization	(1,633)	(1,407)
Intangible assets, net	$5,573	$5,969

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

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$117	$178	$264	$363

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rent expense	$566	$567	$1,129	$1,134

During the second quarter of 2016, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the lease is for 3 years and annual gross rent is approximately $0.3 million. The sublessee moved in and paid the Company $0.1 million in rent payment in the second quarter of 2016.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	5.8	6.0	5.7	5.8
Risk-free interest rate	1.2%	1.5%	1.2%	1.5%
Expected volatility	52%	51%	49%	50%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$101	$312	$306	$784
Research and development	207	511	536	1,018
Sales and marketing	247	312	390	523
General and administrative	373	612	817	1,318
Total stock-based compensation	$928	$1,747	$2,049	$3,643

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$881	$1,124	$1,747	$2,461
Restricted stock awards and restricted stock units (RSUs)	47	623	302	1,182
Total stock-based compensation	$928	$1,747	$2,049	$3,643

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2016, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$5,021	2.5
RSUs	$576	1.6

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	464,000	$0.94	2,686,763	$0.82
RSUs	—	$—	40,000	$1.66

The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $0.2 million and $0.7 million, respectively.

RSUs that vested during the six months ended June 30, 2016 and 2015 had fair values of $0.2 million and $2.8 million, respectively, as of the vesting date.

Common Stock

As of June 30, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2016	As of December 31, 2015
Number of stock options outstanding	11,097,337	11,312,218
Number of RSUs outstanding	208,149	258,878
Shares available for future grant	4,435,819	2,960,442
Total shares reserved	15,741,305	14,531,538

7. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and six months ended June 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(3,988)	$(5,680)	$(5,669)	$(12,673)
Shares used in computing net loss per share, basic and diluted	49,448,325	47,935,399	49,316,859	47,767,508
Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.11)	$(0.27)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options to purchase common stock	11,097,337	10,928,886	11,097,337	10,928,886
RSUs	208,149	539,410	208,149	539,410
Warrants to purchase common stock	—	90,000	—	90,000

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision.

Income tax expense for the six months ended June 30, 2016 was $4 thousand or -0.07%, on a pretax loss of $5.7 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, nondeductible stock-based compensation expense, other currently nondeductible items and movement in its valuation allowance. As of June 30, 2016, the Company maintained a valuation allowance against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

As of March 31, 2016, the Company had a related party relationship with a company due to an independent board member serving on both companies’ boards of directors and retaining a significant beneficiary ownership stake in the Company.  In May 2016, this related party was acquired by and fully merged into another company.  As a result, the acquiree’s board of directors was fully dissolved; consequently the Company no longer considers the acquired company a related party as of June 30, 2016.

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of less than 5% of the Company’s common stock as of June 2016. The other party and the Company each have an independent board member that serves on both companies’ boards of directors. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013.

As of June 30, 2016 and December 31, 2015, the Company had no accounts receivable and deferred revenue balance in either period with respect to its related party relationships. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations from the amended agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Related party revenue	$306	$913	$1,287	$1,433
Related party cost of revenue	$2	$—	$127	$—

At the annual stockholder meeting in May 2016, a new member was elected to the board of directors of the Company. This independent board member is a managing partner of an investment firm which holds a significant ownership position of the Company.  As of June 30, 2016, the investment firm was a beneficial owner of approximately 23% of the Company’s common stock.  The Company had an accrued, unpaid director fees expense of $4 thousand to the investment firm as of June 30, 2016.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$4,873	$7,519	$13,360	$14,629
Japan	—	313	313	1,295
Asia-Pacific other	6,286	2,917	11,973	4,484
Europe and Middle East	570	245	601	431
Total	$11,729	$10,994	$26,247	$20,839

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S.  An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 (2015 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2015 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including the semiconductor, consumer electronics, aerospace and automotive industries. Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary high productivity combinatorial (HPCTM) platform and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $11.7 million and $26.2 million for the three and six months ended June 30, 2016 from $11.0 million and $20.8 million for the three and six months ended June 30, 2015.  Our net loss decreased to $4.0 million and $5.7 million for the three months and six months ended June 30, 2016 from a net loss of $5.7 million and $12.7 million for the three and six months ended June 30, 2015.  Since inception, we have incurred net losses leading to an accumulated deficit of $158.6 million as of June 30, 2016.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM) and new non-volatile memory (NVM) technologies.  Going forward, we currently plan to continue growing our footprint within semiconductors, including partnering in logic, while expanding our engagements in areas such as architectural glass, display, consumer electronics, aerospace and automotive.

Basis of Presentation

How We Generate Revenue

Our customer engagement process primarily generates revenue in two ways: program revenue; and licensing and royalty revenue.  Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

•

Program revenue.  Program revenue may include payments for research services, milestone payments, and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to three years. We recognize program revenue in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate.

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

•

Cost of program revenue. Our cost of program revenue primarily consists of salaries and other personnel-related expenses, including stock-based compensation, for our research and development scientists, engineers and development fab process operations employees. Additionally, our cost of revenue includes costs of wafers, targets, materials, program-related supplies, third-party professional fees and depreciation of equipment used in programs. We include inventory obsolescence and customer related asset impairments in cost of program revenue.

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue has been, and we expect will continue to be, primarily comprised of the amortization of acquired patents, which were acquired as part of our Symyx asset purchase in November 2011, and licensing obligations.

Research and Development

Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses, including stock-based compensation expenses, for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, and outside services, such as machining and third-party R&D costs. We recognize R&D overhead costs that are not allocated to a customer program as expenses within R&D. We expect our R&D expense to increase modestly in absolute dollars in the near-term periods as resources are reallocated from customer programs to R&D and as we continue to develop and improve our HPC platform and extend the applicability of our platform to a broader set of applications within the industries we serve.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, for our sales and marketing employees, as well as payments of commissions to our sales employees, facility costs and professional expenses.

Professional expenses consist of external website and marketing communication consulting costs and market research. We expect sales and marketing expense to increase in the near-term periods as we develop new business opportunities.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, including the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expense will increase modestly in the near-term periods.

Interest income (expense), net

Interest expense consists primarily of interest accrued on our credit facility with Silicon Valley Bank (SVB), which was converted in November 2013 to a three year note and repaid in full in August 2015. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Other Income, net

Other income primarily consisted of sublease income that we receive from subleasing a portion of our office space under a sublease agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in and occupied the space during the second quarter of 2016.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2016 as compared to those disclosed in our 2015 Form 10-K. For further information on our critical and other significant accounting policies, see our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$10,052	$7,251	$2,801	39%	$22,013	$14,349	$7,664	53%
Licensing and royalty revenue	1,677	3,743	(2,066)	-55%	4,234	6,490	(2,256)	-35%
Total revenue	11,729	10,994	735	7%	26,247	20,839	5,408	26%
Cost of revenue:	4,132	4,620	(488)	-11%	8,928	10,107	(1,179)	-12%
Gross profit	7,597	6,374	1,223	19%	17,319	10,732	6,587	61%
Operating expenses:
Research and development	6,924	7,160	(236)	-3%	13,828	13,660	168	1%
Sales and marketing	2,130	1,587	543	34%	4,074	2,896	1,178	41%
General and administrative	2,669	3,186	(517)	-16%	5,269	6,596	(1,327)	-20%
Total operating expenses	11,723	11,933	(210)	-2%	23,171	23,152	19	0%
Loss from operations	(4,126)	(5,559)	1,433		(5,852)	(12,420)	6,568
Other income (expense):
Interest income (expense), net	40	(121)	161		72	(255)	327
Other income, net	99	2	97		115	7	108
Total other income (expense), net	139	(119)	258		187	(248)	435
Loss before provision for income taxes	(3,987)	(5,678)	1,691		(5,665)	(12,668)	7,003
Provision for income taxes	1	2	(1)		4	5	(1)
Net loss	$(3,988)	$(5,680)	$1,692		$(5,669)	$(12,673)	$7,004

Revenue

Our revenue increased by 7% during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a 39% increase in program revenue partially offset by a 55% reduction in licensing and royalty revenue.  The increase in program revenue was primarily a result of a $5.8 million increase in revenue from new customer engagements and $0.4 million in current customer growth, which was partially offset by a $3.4 million decrease in revenue related to scheduled completion and reduction of program agreements.  The decrease in licensing and royalty revenue was attributable to lower end-market sales and the ending of an exclusivity agreement.

Our revenue increased by 26% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a 53% increase in program revenue partially offset by a 35% reduction in licensing and royalty revenue.  The increase in program revenue was primarily a result of an $11.1 million increase in revenue from new customer engagements and $0.5 million in current customer growth, which was partially offset by a $3.9 million decrease in revenue related to scheduled completion and reduction of program agreements.  The decrease in licensing and royalty revenue was attributable to lower end-market sales and the ending of an exclusivity agreement.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and six months ended June 30, 2016 and 2015 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$4,873	41%	$7,519	68%	$13,360	51%	$14,629	70%
Japan	—	—	313	3%	313	1%	1,295	6%
APAC other	6,286	54%	2,917	27%	11,973	46%	4,484	22%
Europe and Middle East	570	5%	245	2%	601	2%	431	2%
Total	$11,729	100%	$10,994	100%	$26,247	100%	$20,839	100%

Cost of Revenue

Cost of revenue decreased by 11% and 12% during the three months and six months ended June 30, 2016, as compared to the same periods ended June 30, 2015, due to decreases in labor and personnel-related expenses, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.2 million and $0.5 million for the three months and six months ended June 30, 2016, compared to the three months and six months ended June 30, 2015.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 65% and 66% during the three months and six months ended June 30, 2016, compared to 58% and 51% for the three and six months ended June 30, 2015. These increases were primarily attributable to our increased revenue and decreased labor and personnel-related expenses, materials and other costs associated with programs during each period.

Research and Development

R&D expenses decreased by 3% during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The change was primarily attributable to reductions in employees, consultant related and facilities costs, partially offset by increases in tool repairs and R&D lab expenses.

R&D expenses increased by 1% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The change was primarily attributable to increases in tool repairs and R&D lab expenses more than offsetting reductions in employees and consultant related costs.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.3 million and $0.5 million for the three months and six months ended June 30, 2016, respectively, compared to the three months and six months ended June 30, 2015.

Sales and Marketing

Sales and marketing expenses increased by 34% and 41% during the three months and six months ended June 30, 2016, respectively, compared to the three months and six months ended June 30, 2015.  The increases were attributable to higher personnel costs related to increased headcount, wages and other related benefits as well as new corporate marketing initiatives.

Stock-based compensation, which was included in personnel-related expenses, increased by $0.1 million and $0.1 million for the three months and six months ended June 30, 2016, respectively, compared to the three months and six months ended June 30, 2015.

General and Administrative

General and administrative expenses decreased by 16% and 20% during the three months and six months ended June 30, 2016, as compared to the three months and six months ended June 30, 2015.  The decreases were primarily attributable to lower personnel costs related to decreased headcount, wages, other related benefits and professional fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.2 million and $0.5 million for the three months and six months ended June 30, 2016, respectively, compared to the three months and six months ended June 30, 2015.

Loss from Operations

Our operating loss decreased by $1.4 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, driven by increased revenue and reduced expenses.  Total operating expenses decreased by $0.2 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Our operating loss decreased by $6.6 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, driven by increased revenue and reduced expenses.  Total operating expenses remained relatively flat during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Interest Income (Expense), net

The increases in interest income (or decreases in interest expense) during the three months and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015 were related to the interest payments on the SVB loan facility which was fully paid off in the third quarter of 2015.  During the three months and six months ended June 30, 2015, the expense primarily consisted of interest expense associated with the Loan Agreement with SVB.

Other Income, net

Other Income, net, for the three and six months ended June 30, 2016 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.  Other income (expense), net, during the six months ended June 30, 2015 was not significant.

Provision for Income Taxes

Provision for Income Taxes during the three and six months ended June 30, 2016 and 2015 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $1.7 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The difference between operating loss and net loss during the three months ended June 30, 2016 and June 30, 2015 was primarily related to interest expense associated with the Loan Agreement with SVB in the second quarter of 2015 and subleases income in the second quarter of 2016.

Our net loss decreased by $7.0 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The difference between operating loss and net loss during the six months ended June 30, 2016 and June 30, 2015 was primarily related to interest expense associated with the Loan Agreement with SVB in the first and second quarters of 2015 and subleases income in the second quarter of 2016.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of June 30, 2016, we had $34.2 million of cash, cash equivalents and investments and $30.4 million of net working capital.

To date, we have incurred significant losses. During the three months ended June 30, 2016 and 2015, we incurred net losses of $4.0 million and $5.7 million. As of June 30, 2016, our accumulated deficit was $158.6 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$121	$(3,966)
Net cash (used in) provided by investing activities	$3,845	$(3,028)
Net cash (used in) provided by financing activities	$714	$(395)

Cash Flows from Operating Activities

We generated positive cash flows from operating activities during the six months ended June 30, 2016, as compared to negative cash flows for the six months ended June 30, 2015, primarily due to improved operating results.

Net cash provided by operating activities during the six months ended June 30, 2016 was primarily attributable to our net loss of $5.7 million, offset by non-cash charges of $3.8 million for depreciation, amortization, and accretion and $2.0 million for stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2015 was primarily attributable to our net loss of $12.7 million, offset by non-cash charges of $5.2 million for depreciation, amortization, and accretion and $3.6 million for stock-based compensation.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, amounts of non-cash charges, the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments and capital expenditures to purchase property and equipment. In the future, we expect we will continue to make modest capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.

During the six months ended June 30, 2016, cash provided by investing activities was a result of $5.7 million in the net redemptions of short-term investments, offset by $2.0 million in capital expenditures.

During the six months ended June 30, 2015, cash used in investing activities was a result of $1.3 million in the net purchase of short-term investments, $1.3 million in capital expenditures, and $0.4 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the six months ended June 30, 2016, cash provided by financing activities of $0.7 million was from proceeds from common stock option exercises.

During the six months ended June 30, 2015, cash used in financing activities was primarily related to the scheduled principal payments on our SVB term loan in the amount of $1.0 million, which was offset by proceeds from common stock option exercises in the amount of $0.6 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$23,590	$1,175	$7,379	$5,232	$9,804
Total	$23,590	$1,175	$7,379	$5,232	$9,804

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2016, we made regular lease payments of $1.2 million under this operating lease agreement.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of June 30, 2016, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended June 30, 2016, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weaknesses described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and June 30, 2016.

As described in our annual report on Form 10-K for the year ended December 31, 2015, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2015 and June 30, 2016.

Control Environment and Accounting for Multiple-element and Nonstandard Revenue Arrangements - We did not maintain an effective control environment as of December 31, 2015 and June 30, 2016. The principle contributing factors included insufficient qualified personnel with appropriate expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and inadequate policies and procedures to enable the timely preparation of reliable financial statements. The material weakness in the control environment resulted in certain instances of inappropriate accounting decisions and certain instances where we did not design and maintain effective controls related to our accounting and disclosures over revenue, inventory and the statement of cash flows.  The deficiencies led to errors in these accounts, which were corrected prior to the issuance of the financial statements.  The errors related to the statement of cash flows and inventory were not material but, when aggregated, could have been material.  The errors related to revenue were material.  Therefore, in addition to the material weakness in control environment, there is a separate, but related, material weakness related to revenue, because we did not design and maintain effective controls over accounting for multiple-element and nonstandard revenue arrangements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended June 30, 2016, except for the continuation of the remedial efforts as described below to address the material weaknesses described above.

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

We cannot assure you that we will be able to remediate our existing material weaknesses in a timely manner, if at all, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock, or other material adverse effects on our business, reputation, and results of operations, financial condition or liquidity. Furthermore, if we continue to have these existing material weaknesses or other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, could materially and adversely affect our business, financial condition or future results. These risk factors are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in all material respects.

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

INTERMOLECULAR, INC.
(Registrant)
Date: August 4, 2016	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer