Form 10-Q
period 2016-09-30
INTERMOLECULAR INC
filed 2016-11-02
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of October 28, 2016
Common stock, $0.001 par value	49,531,028

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,695	$11,676
Short-term investments	19,698	23,656
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2016 and December 31, 2015	3,590	6,114
Prepaid expenses and other current assets	1,508	1,608
Total current assets	34,491	43,054
Long-term investments	2,481	—
Materials inventory	3,342	4,413
Property and equipment, net	12,031	15,735
Intangible assets, net	4,217	5,969
Other assets	527	506
Total assets	$57,089	$69,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$327	$848
Accrued liabilities	2,345	2,385
Accrued compensation and employee benefits	1,685	4,416
Deferred revenue	2,124	2,595
Total current liabilities	6,481	10,244
Deferred rent, net of current portion	3,188	3,299
Other long-term liabilities	109	35
Total liabilities	9,778	13,578
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,521,028 and 49,092,260 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	212,622	208,972
Accumulated other comprehensive loss	(19)	(24)
Accumulated deficit	(165,342)	(152,898)
Total stockholders’ equity	47,311	56,099
Total liabilities and stockholders’ equity	$57,089	$69,677

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Program revenue	$8,844	$8,684	$30,857	$23,033
Licensing and royalty revenue	1,730	2,844	5,964	9,334
Total revenue	10,574	11,528	36,821	32,367
Cost of revenue:
Cost of program revenue	3,431	4,984	12,284	14,939
Cost of licensing and royalty revenue	25	64	100	216
Total cost of revenue	3,456	5,048	12,384	15,155
Gross profit	7,118	6,480	24,437	17,212
Operating expenses:
Research and development	8,451	7,422	22,279	21,082
Sales and marketing	1,792	1,639	5,866	4,535
General and administrative	2,667	3,171	7,936	9,767
Restructuring charges	1,120	—	1,120	—
Total operating expenses	14,030	12,232	37,201	35,384
Loss from operations	(6,912)	(5,752)	(12,764)	(18,172)
Other income (expense):
Interest income (expense), net	51	(52)	123	(307)
Other income (expense), net	89	(18)	204	(11)
Total other income (expense), net	140	(70)	327	(318)
Loss before provision for income taxes	(6,772)	(5,822)	(12,437)	(18,490)
Provision for income taxes	3	2	7	7
Net loss	$(6,775)	$(5,824)	$(12,444)	$(18,497)
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.25)	$(0.38)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,466,137	48,620,503	49,366,982	48,055,409

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Program revenue	$—	$26	$267	$32
Licensing and royalty revenue	359	915	1,379	2,343
Total revenue	$359	$941	$1,646	$2,375
Cost of Revenue:
Cost of program revenue	$—	$—	$102	$—
Cost of licensing and royalty revenue	2	—	27	—
Total cost of revenue	$2	$—	$129	$—

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(6,775)	$(5,824)	$(12,444)	$(18,497)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	(24)	41	5	28
Other comprehensive income (loss)	(24)	41	5	28
Comprehensive loss, net of income tax	$(6,799)	$(5,783)	$(12,439)	$(18,469)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,444)	$(18,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	7,708	7,468
Stock-based compensation	2,936	4,788
Gain on disposal of property and equipment	(19)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	118	(136)
Materials inventory	489	263
Accounts receivable	2,524	(2,543)
Accounts payable	(453)	745
Accrued and other liabilities	(2,088)	3,542
Deferred revenue	(471)	(1,818)
Related party deferred revenue	—	(623)
Net cash used in operating activities	(1,700)	(6,811)
Cash flows from investing activities:
Purchase of investments	(22,361)	(32,118)
Redemption of investments	23,526	44,114
Purchase of property and equipment	(2,130)	(933)
Proceeds from sale of equipment	22	—
Purchased and capitalized intangible assets	(45)	(577)
Net cash (used in) provided by investing activities	(988)	10,486
Cash flows from financing activities:
Payment of debt	—	(23,000)
Payment of capital leases	(7)	—
Proceeds from exercise of common stock options	714	861
Net cash (used in) provided by financing activities	707	(22,139)
Net decrease in cash and cash equivalents	(1,981)	(18,464)
Cash and cash equivalents at beginning of period	11,676	21,765
Cash and cash equivalents at end of period	$9,695	$3,301

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$652
Cash paid for income taxes, net of refunds received	$7	$5
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$752	$1,252
Transfer of materials inventory to property and equipment	$1,335	$2,737
Additions to property, equipment and intangible assets not paid at the end of the period	$72	$528

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements.

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

Materials Inventory

Materials inventories are stated at the lower of cost or market value, with cost determined on an average cost basis. Materials inventories consist of raw materials in the amount of $3.3 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue.  The Company recorded inventory impairment charges of $0.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, the company reviews and tests its long-lived assets for impairment at least annually.  Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company generally records impairment of long-lived assets in research and development expense on the Condensed Consolidated Statements of Operations. The Company recorded a $0.9 million impairment loss on property and equipment and a $1.0 million impairment loss on intangible assets during the nine months ended September 30, 2016 and zero in the nine months ended September 30, 2015. See Note 3, Property and Equipment, and Note 4, Intangible Assets, for detailed information.

Revenue Recognition

The Company derives its revenue from two principal sources: research and development programs; and other services, which consist of technology licensing and royalty fees. Product sales have been made historically, but are not a principal source of revenue. Revenue is recognized when all of the following criteria are met:

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

Program revenue - The Company enters into development programs and other research and development service agreements with customers under which the Company conducts research and development activities with customers. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. In some contracts, the Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. Most arrangements with customers have fixed monthly fees and requirements to provide regular reporting of research and development activities performed, and revenue is recognized in a manner consistent with the fixed monthly fee. The Company also generates a portion of its program revenue from certain research and development service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue under project–based contracts for those programs is recognized as services are performed using percentage of completion method of contract accounting based on costs or labor-hours input method, whichever is the most appropriate measure of the progress towards completion of the contract. Losses on the contracts are recognized in the period when they become probable. Revisions in profit estimates are reflected in the period in which the conditions that require the revisions become known and can be estimated. Payments received prior to performance are deferred and recognized as revenue when earned over future performance periods.

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

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and within our control. When these criteria are not met, the delivered and undelivered elements are combined and the arrangement fees are allocated to this combined single unit.  If the unit separation criteria are met, we account for each element within a multiple-element arrangement separately, whereby the total arrangement fees are allocated to each element based on its relative selling price, which we establish using a selling price hierarchy. We determine the selling price of each element based on its vendor-specific objective evidence (VSOE), if available, third party evidence (TPE), if VSOE is not available, or estimate of selling price (ESP) if neither VSOE nor TPE is available. We do not recognize revenue that is contingent upon the future delivery of products or services or upon future performance obligations.  Essential and non-essential software deliverables used in conjunction with products are evaluated as to whether industry specific software accounting guidance applies to the product as well as the related software. In instances where software is considered non-essential to the functionality of the product, only the software portion and post contract support is evaluated under industry specific software accounting guidance. For purposes of classification in the consolidated statements of operations, revenue is allocated between program revenue, licensing and royalty revenue based on objective and reliable evidence of fair value for any elements for which it exists or based on the relative stated invoice amount for elements for which objective and reliable evidence of fair value does not exist. In multiple-element arrangements where hardware and software are sold as part of the solution, revenue is allocated to the hardware and software as a group using the relative selling prices of each of the deliverables in the arrangement based upon the aforementioned selling price hierarchy.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowance for doubtful accounts as of September 30, 2016 and December 31, 2015.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2016	2015	2016	2015	2016	2015
Customer A	12%	34%	19%	39%	—	48%
Customer B	11%	10%	*	11%	11%	*
Customer C	*	12%	13%	16%	—	16%
Customer D	49%	12%	35%	*	64%	13%
Customer E	*	—	*	—	18%	—

*	less than 10%

Stock-Based Compensation

The Company applies the fair value recognition and measurement provisions of Accounting Standard Codification (ASC) 718 Compensation — Stock Compensation. The Company measures and recognizes compensation expense for all stock-based payment awards issued to employees and directors including employee stock options and restricted stock units based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. Stock-based compensation cost is recorded net of estimated forfeitures on a straight-line basis over the requisite service period (generally the vesting period).

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company in the first quarter of fiscal 2018, with early adoption permitted under limited circumstances. The Company is currently evaluating the effect the Standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect the Standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the cash flow statements. The ASU will be effective for the Company in the first quarter of fiscal 2017. The Company is currently evaluating the effect the Standard will have on its consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of September 30, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$4,494	$4,494	$—	$—
Corporate debt securities and commercial paper	22,179	—	22,179	—
Total assets measured at fair value	$26,673	$4,494	$22,179	$—

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$98	$98	$—	$—
Corporate debt securities and commercial paper	23,656	—	23,656	—
Total assets measured at fair value	$23,754	$98	$23,656	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of September 30, 2016 (in thousands):

	As of September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$5,201	$—	$—	$5,201
Money market funds	4,494	—	—	4,494
Corporate debt securities and commercial paper	22,198	—	(19)	22,179
Total cash, cash equivalents and investments	$31,893	$—	$(19)	$31,874

As of December 31, 2015, the Company had $24,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Lab equipment and machinery (1)	$57,940	$55,649
Leasehold improvements	6,235	6,116
Computer equipment and software	4,560	4,263
Furniture and fixtures	218	207
Construction in progress	628	1,625
Total property and equipment	69,581	67,860
Less accumulated depreciation	(57,550)	(52,125)
Property and equipment, net	$12,031	$15,735

(1)	Included $95,000 and $0 of lab equipment and machinery acquired under capital leases, as of September 30, 2016 and December 31, 2015, respectively. See Note 5 for detailed lease information.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$2,415	$1,674	$5,639	$5,664

During the third quarter of 2016, the Company determined that it identified indicators of impairment relating to certain lab equipment. Based on this evaluation, the Company recorded an impairment charge of $0.9 million in the third quarter of 2016.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions (i.e., declining usage and rising interest rates), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Patents issued	$5,081	$6,180
Patents pending	445	1,156
Trademarks	40	40
Total intangible assets	5,566	7,376
Less patent amortization	(1,349)	(1,407)
Intangible assets, net	$4,217	$5,969

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance. The average estimated remaining amortization period of patents acquired from Symyx Technologies, Inc. (Symyx) in 2011 is approximately 2 years.

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$130	$182	$394	$545

During the third quarter of 2016, the Company identified certain patents with carrying values deemed to not be recoverable.  Based on this evaluation, the Company recorded an impairment charge of $1.0 million related to these patents. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions (i.e., less marketplace demand and rising interest rates), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in October 2013 that expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rent expense	$566	$567	$1,695	$1,701

During the third quarter of 2016, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the third quarter of 2016.

Capital Lease Obligations

During the third quarter of 2016, the Company leased a Camco Furnace under a three year lease agreement which was accounted for as a capital lease under ASC 840-30; the underlying asset is included in lab equipment and machinery. The current portion of the capital lease obligations of $22 thousand is included in accrued liabilities and the non-current portion of $45 thousand is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016. The capital lease is discounted using an annual rate of 16.7%.  The lease agreement requires annual payments of $31 thousand, contains a cancellation option after 12 months and automatically transfers ownership of the property to the Company, the lessee, at the end of the lease term.

Depreciation expense of the Camco Furnace recorded under the capital lease obligations was $3 thousand for the three and nine months ended September 30, 2016, compared to none for the three and nine months ended September 30, 2015.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.1	6.1	6.0	5.9
Risk-free interest rate	1.3%	1.8%	1.3%	1.6%
Expected volatility	55%	49%	54%	50%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$101	$172	$408	$956
Research and development	223	320	759	1,338
Sales and marketing	178	157	568	680
General and administrative	384	496	1,201	1,814
Total stock-based compensation	$886	$1,145	$2,936	$4,788

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$770	$1,052	$2,518	$3,513
Restricted stock awards and restricted stock units (RSUs)	116	93	418	1,275
Total stock-based compensation	$886	$1,145	$2,936	$4,788

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2016, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$3,802	2.7
RSUs	$502	2.7

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	2,285,000	$0.69	3,479,313	$0.86
RSUs	200,000	$0.99	40,000	$1.66

The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $0.2 million and $0.8 million, respectively.

RSUs that vested during the nine months ended September 30, 2016 and 2015 had fair values of $0.3 million and $2.8 million, respectively, as of the vesting date.

Common Stock

As of September 30, 2016 and December 31, 2015, the Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2016	As of December 31, 2015
Number of stock options outstanding	11,312,403	11,312,218
Number of RSUs outstanding	388,381	258,878
Shares available for future grant	3,881,122	2,960,442
Total shares reserved	15,581,906	14,531,538

7. Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share during the three and nine months ended September 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(6,775)	$(5,824)	$(12,444)	$(18,497)
Shares used in computing net loss per share, basic and diluted	49,466,137	48,620,503	49,366,982	48,055,409
Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.25)	$(0.38)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options to purchase common stock	11,312,403	11,667,660	11,312,403	11,667,660
RSUs	388,381	415,241	388,381	415,241

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision.

Income tax expense for the nine months ended September 30, 2016 was $7 thousand or -0.06%, on a pretax loss of $12.4 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in foreign taxes, nondeductible stock-based compensation expense, other currently nondeductible items and movement in its valuation allowance. As of September 30, 2016, the Company maintained a valuation allowance against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. As of June 30, 2016, this related party owned less than 5% of the Company’s common stock. During the third quarter of 2016, this related party sold all its holdings of the Company’s stock. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors.

As of September 30, 2016 and December 31, 2015, the Company had no accounts receivable and deferred revenue balance in either period with respect to its related party relationships. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Related party revenue	$359	$941	$1,646	$2,375
Related party cost of revenue	$2	$—	$129	$—

At the annual stockholders meeting in May 2016, a new member was elected to the board of directors of the Company. This independent board member is a managing partner of an investment firm which holds a significant ownership position of the Company.  As of September 30, 2016, the investment firm was a beneficial owner of approximately 27% of the Company’s common stock.  The Company incurred a director fees expense of $14 thousand to the investment firm for the nine months ended September 30, 2016.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$4,060	$7,206	$17,421	$21,835
Japan	—	913	313	2,208
Asia-Pacific ex Japan	6,393	3,115	18,365	7,599
Europe and Middle East	121	294	722	725
Total	$10,574	$11,528	$36,821	$32,367

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S.  An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

11. Restructuring Charges

In September 2016, the Company initiated a reduction in force to improve its cost structure and align spending with continuing operations plans.  The reduction in force constituted approximately 13% of the Company’s global workforce.  As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.1 million, which was recognized during the three months ended September 30, 2016.  The restructuring charges are scheduled to be substantially complete before December 31, 2016. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets.  The following table presents severance and related expenses and payments (in thousands) as of September 30, 2016:

	As of			As of
	June 30, 2016	Charge	Cash Payments	September 30, 2016
Severance and related expenses	$—	$1,120	$(257)	$863

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $10.6 million for the three months ended September 30, 2016 from $11.5 million for the three months ended September 30, 2015, and increased to $36.8 million for the nine months ended September 30, 2016 from $32.4 million for the nine months ended September 30, 2015.  Our net loss increased to $6.8 million for the three months ended September 30, 2016 from a net loss of $5.8 million for the three months ended September 30, 2015, and decreased to $12.4 million for the nine months ended September 30, 2016 from a net loss of $18.5 million for the nine months ended September 30, 2015.  Since inception, we have incurred net losses leading to an accumulated deficit of $165.3 million as of September 30, 2016.

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

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue has, and we expect will continue to, primarily consist of the amortization of acquired patents, which were acquired as part of our Symyx asset purchase in November 2011, and licensing obligations.

Research and Development

Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and application research and development that are not associated with customer programs. R&D costs include personnel-related expenses, including stock-based compensation expenses, for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, long-lived R&D assets impairment, and outside services, such as machining and third-party R&D costs. We recognize R&D overhead costs that are not allocated to a customer program as expenses within R&D.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, the company reviews and tests its long-lived assets for impairment at least annually.  Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. We generally record impairment of long-lived assets in research and development expense on the Condensed Consolidated Statements of Operations.

Restructuring Charges

We initiated a reduction in force in September 2016 to improve our cost structure and align spending with continuing operations plans.  The reduction in force constituted approximately 13% of our global workforce and was substantially completed during the third quarter of 2016. Restructuring expenses consist of personnel-related costs.

Interest income (expense), net

Interest expense consists primarily of interest on a capital lease initiated in July 2016 as well as interest accrued on our credit facility with Silicon Valley Bank (SVB), which was converted in November 2013 to a three year note and repaid in full in August 2015. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2016 as compared to those disclosed in our 2015 Form 10-K. For further information on our critical and other significant accounting policies, see our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$8,844	$8,684	$160	2%	$30,857	$23,033	$7,824	34%
Licensing and royalty revenue	1,730	2,844	(1,114)	-39%	5,964	9,334	(3,370)	-36%
Total revenue	10,574	11,528	(954)	-8%	36,821	32,367	4,454	14%
Cost of revenue:	3,456	5,048	(1,592)	-32%	12,384	15,155	(2,771)	-18%
Gross profit	7,118	6,480	638	10%	24,437	17,212	7,225	42%
Operating expenses:
Research and development	8,451	7,422	1,029	14%	22,279	21,082	1,197	6%
Sales and marketing	1,792	1,639	153	9%	5,866	4,535	1,331	29%
General and administrative	2,667	3,171	(504)	-16%	7,936	9,767	(1,831)	-19%
Restructuring charges	1,120	—	1,120		1,120	—	1,120
Total operating expenses	14,030	12,232	1,798	15%	37,201	35,384	1,817	5%
Loss from operations	(6,912)	(5,752)	(1,160)		(12,764)	(18,172)	5,408
Other income (expense):
Interest income (expense), net	51	(52)	103		123	(307)	430
Other income (expense), net	89	(18)	107		204	(11)	215
Total other income (expense), net	140	(70)	210		327	(318)	645
Loss before provision for income taxes	(6,772)	(5,822)	(950)		(12,437)	(18,490)	6,053
Provision for income taxes	3	2	1		7	7	—
Net loss	$(6,775)	$(5,824)	$(951)		$(12,444)	$(18,497)	$6,053

Revenue

Our revenue decreased by 8% during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a 39% decline in licensing and royalty revenue, partially offset by a 2% increase in program revenue.  The decrease in licensing and royalty revenue was driven by lower end-market sales and the ending of one exclusivity agreement. The increase in program revenue was primarily a result of a $1.3 million increase in revenue from new customer engagements and a $3.8 million increase in current customer growth, which was partially offset by a $4.9 million decrease in revenue related to scheduled completion and reduction of program agreements.

Our revenue increased by 14% during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to a 34% increase in program revenue partially offset by a 36% reduction in licensing and royalty revenue.  The increase in program revenue was primarily a result of a $4.8 million increase in revenue from new customer engagements and $11.3 million in current customer growth, which was partially offset by an $8.2 million decrease in revenue related to scheduled completion and reduction of program agreements.  The decrease in licensing and royalty revenue was attributable to lower end-market sales and the ending of an exclusivity agreement.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and nine months ended September 30, 2016 and 2015 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$4,060	39%	$7,206	62%	$17,421	47%	$21,835	68%
Japan	—	0%	913	8%	313	1%	2,208	7%
APAC ex Japan	6,393	60%	3,115	27%	18,365	50%	7,599	23%
Europe and Middle East	121	1%	294	3%	722	2%	725	2%
Total	$10,574	100%	$11,528	100%	$36,821	100%	$32,367	100%

The substantial increases in revenue from the APAC ex Japan region in the three and nine months ended September 30, 2016, compared to the same periods ended September 30, 2015, were a direct result of our strategy to drive program revenue growth from existing customers in the region.  We expect to continue to derive a significant portion of revenue from APAC ex Japan in the foreseeable future.

Cost of Revenue

Cost of revenue decreased by 32% and 18% during the three and nine months ended September 30, 2016, as compared to the same periods ended September 30, 2015, due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 67.3% and 66.4% during the three and nine months ended September 30, 2016, compared to 56.2% and 53.2% for the three and nine months ended September 30, 2015. These increases were primarily attributable to our decreased labor and personnel-related expenses, depreciation, materials and other costs associated with programs during each period.

Research and Development

R&D expenses increased by 14% and 6% during the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The changes were primarily attributable to a $1.0 million impairment charge related to patents and $0.9 million impairment losses related to lab equipment in the third quarter of 2016, partially offset by reductions in employee related costs.

During the third quarter of 2016, the Company recorded an impairment charge of $0.9 million related to certain lab equipment and another $1.0 million related to patents, both of which with carrying values deemed not to be recoverable. The impairment losses were directly attributable to changes in certain aspects of our business model in 2016.  Fair value was calculated based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions (i.e., rising interest rates and less usage or declining marketplace demand), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

Sales and Marketing

Sales and marketing expenses increased by 9% and 29% during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.  The increases were attributable to higher personnel costs related to increased headcount, wages and other related benefits as well as new corporate marketing initiatives.

Stock-based compensation, which was included in personnel-related expenses, remained flat for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and decreased by $0.1 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

General and Administrative

General and administrative expenses decreased by 16% and 19% during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015. The decreases were primarily attributable to lower personnel costs related to decreased headcount, wages, other related benefits and professional fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015.

Restructuring Charges

Restructuring expenses were $1.1 million during the three and nine months ended September 30, 2016.  In September 2016, we initiated a restructuring plan to reduce workforce by 13%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs.  There was no restructuring activity during the three and nine months ended September 30, 2015.

Loss from Operations

Our operating loss increased by $1.2 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, driven by a lower revenue and higher expenses.  Total operating expenses increased by $1.8 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

Our operating loss decreased by $5.4 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, driven principally by increased revenue and gross profits, which were partially offset by a $1.8 million increase in total operating expenses during the nine months ended September 30, 2016, compared to the same period ended September 30, 2015.

Interest Income (Expense), net

The increases in interest income (or decreases in interest expense) during the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015 were primarily related to income on our investments and interest payments on the SVB loan facility, which was repaid in full in the third quarter of 2015.  During the three and nine months ended September 30, 2015, the expense primarily consisted of interest expense associated with the loan facility with SVB.

Other Income, net

Other Income, net, for the three and nine months ended September 30, 2016 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.  Other income, net, during the nine months ended September 30, 2015 was not significant.

Provision for Income Taxes

Provision for Income Taxes during the three and nine months ended September 30, 2016 and 2015 consisted of income taxes on our foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $1.0 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The difference between operating loss and net loss during the three months ended September 30, 2016 and September 30, 2015 was primarily related to interest expense associated with the loan facility with SVB in the third quarter of 2015 and sublease income in the third quarter of 2016.

Our net loss decreased by $6.1 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The difference between operating loss and net loss during the nine months ended September 30, 2016 and September 30, 2015 was primarily related to interest expense associated with the loan facility with SVB in the nine months ended September 30, 2015 and sublease income in the second and third quarters of 2016.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of September 30, 2016, we had $31.9 million of cash, cash equivalents and investments and $28.0 million of net working capital.

To date, we have incurred significant losses. During the three months ended September 30, 2016 and 2015, we incurred net losses of $6.8 million and $5.8 million, respectively. As of September 30, 2016, our accumulated deficit was $165.3 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses, the timing and extent of our spending to support our R&D efforts and our ability to expand programs in the semiconductor industry, whether we are successful in obtaining payments from customers, the financial stability of our customers, whether we can enter into additional contracts in our target industries, the progress and scope of R&D projects performed by us and our customers, the effect of any acquisitions of other businesses or technologies that we may make in the future, the filing, prosecution and enforcement of patent claims, how much funding we may need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, investments and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash and investments in the United States and therefore are not generally subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) operating activities	$(1,700)	$(6,811)
Net cash (used in) provided by investing activities	$(988)	$10,486
Net cash (used in) provided by financing activities	$707	$(22,139)

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during each of the nine months ended September 30, 2016 and September 30, 2015, primarily due to operating results.

Net cash used in operating activities during the nine months ended September 30, 2016 was primarily attributable to our net loss of $12.4 million, offset by non-cash charges of $7.7 million for depreciation, amortization, and accretion and $2.9 million for stock-based compensation.

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

During the nine months ended September 30, 2016, cash used in investing activities was a result of $2.1 million spent in capital expenditures partially offset by $1.2 million received in the net redemption of our investments.

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

During the nine months ended September 30, 2016, cash provided by financing activities of $0.7 million was primarily from proceeds from common stock option exercises.

During the nine months ended September 30, 2015, cash used in financing activities of $22.1 million primarily related to the repayment of our SVB term loan in the amount of $23.0 million, which was offset by proceeds from common stock option exercises in the amount of $0.9 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$23,003	$2,184	$4,939	$5,189	$10,691
Capital lease obligations	83	28	55	—	—
Purchase obligations	480	480	—	—	—
Total	$23,566	$2,692	$4,994	$5,189	$10,691

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2016, we made regular lease payments of $1.7 million under this operating lease agreement.  Capital lease agreements represent our obligations to make payments under the lease agreement for a Camco furnace which is scheduled to end in the second quarter of 2019. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of September 30, 2016, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended September 30, 2016, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation and because of the material weaknesses described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and September 30, 2016.

As described in our annual report on Form 10-K for the year ended December 31, 2015, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2015 and September 30, 2016.

Control Environment and Accounting for Multiple-element and Nonstandard Revenue Arrangements - We did not maintain an effective control environment as of December 31, 2015 and September 30, 2016. The principle contributing factors included insufficient qualified personnel with appropriate expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and inadequate policies and procedures to enable the timely preparation of reliable financial statements. The material weakness in the control environment resulted in certain instances of inappropriate accounting decisions and certain instances where we did not design and maintain effective controls related to our accounting and disclosures over revenue, inventory and the statement of cash flows.  The deficiencies led to errors in these accounts, which were corrected prior to the issuance of the financial statements.  The errors related to the statement of cash flows and inventory were not material but, when aggregated, could have been material.  The errors related to revenue were material.  Therefore, in addition to the material weakness in control environment, there is a separate, but related, material weakness related to revenue, because we did not design and maintain effective controls over accounting for multiple-element and nonstandard revenue arrangements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended September 30, 2016, except for the continuation of the remedial efforts as described below to address the material weaknesses described above.

Remedial Efforts to Address the Material Weaknesses

Following the identification of the material weaknesses as of December 31, 2015, we initiated remediation measures to address the material weakness over insufficient qualified personnel, which included creating and filling a new accounting position and hiring an outside consultant to assist us in reviewing and updating our policies and procedures, as appropriate. Since December 31, 2015, we have continued to improve our training for all of the key positions in the financial reporting and accounting function and our documentation of accounting policies and procedures. Based on the implementation work to date and results obtained, we believe we have made substantial progress towards addressing and remediating the material weaknesses noted above.

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

ITEM 5.	OTHER INFORMATION

On September 22, 2016, we initiated a worldwide reduction in force to improve our cost structure and align spending with continuing operations plans.  The reduction in force affected approximately 13% of our headcount, or approximately 22 employees.  As a result of the reduction in force, we recorded “restructuring expenses” related to employee severance and termination benefits of approximately $1.1 million, which was recognized during the third quarter of fiscal 2016.  We expect to complete the reduction in force, and to substantially complete the payment of any employee severance and termination benefits incurred as a result of such action, by December 31, 2016. All such payments are expected to be settled in cash.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.11d +	Change in Control and Severance Agreement between Intermolecular, Inc. and Christian Kramer				X
10.29 +	Employment Agreement by and between Intermolecular and Christian Kramer				X
10.30 +	Separation Agreement by and between Intermolecular, Inc. and Scot A. Griffin				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
(Registrant)
Date: November 2, 2016	By:	/s/ C. Richard Neely, Jr.
C. Richard Neely, Jr.
Chief Financial Officer