Form 10-Q
period 2017-03-31
INTERMOLECULAR INC
filed 2017-05-04
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 1, 2017
Common stock, $0.001 par value	49,559,701

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,631	$5,759
Short-term investments	19,953	20,035
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2017 and December 31, 2016	3,815	5,063
Prepaid expenses and other current assets	1,217	1,397
Total current assets	32,616	32,254
Long-term investments	400	1,995
Materials inventory	3,273	3,357
Property and equipment, net	9,807	10,964
Intangible assets, net	3,341	4,001
Other assets	586	597
Total assets	$50,023	$53,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$309
Accrued liabilities	2,673	1,451
Accrued compensation and employee benefits	1,890	1,663
Deferred revenue	1,717	1,533
Total current liabilities	7,026	4,956
Deferred rent, net of current portion	3,104	3,149
Other long-term liabilities	61	67
Total liabilities	10,191	8,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,572,201 and 49,513,528 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	213,973	213,313
Accumulated other comprehensive loss	(21)	(32)
Accumulated deficit	(174,170)	(168,335)
Total stockholders’ equity	39,832	44,996
Total liabilities and stockholders’ equity	$50,023	$53,168

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Program revenue	$6,812	$11,961
Licensing and royalty revenue	3,133	2,557
Total revenue	9,945	14,518
Cost of revenue:
Cost of program revenue	2,697	4,736
Cost of licensing and royalty revenue	290	60
Total cost of revenue	2,987	4,796
Gross profit	6,958	9,722
Operating expenses:
Research and development	7,108	6,904
Sales and marketing	1,481	1,943
General and administrative	3,008	2,600
Restructuring charges	1,348	—
Total operating expenses	12,945	11,447
Loss from operations	(5,987)	(1,725)
Other income (expense):
Interest income (expense), net	55	32
Other income (expense), net	97	16
Total other income (expense), net	152	48
Loss before provision for income taxes	(5,835)	(1,677)
Provision for income taxes	1	3
Net loss	$(5,836)	$(1,680)
Net loss per share, basic and diluted	$(0.12)	$(0.03)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,519,251	49,286,456

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended March 31,
	2017	2016
Revenue:
Program revenue	$—	$267
Licensing and royalty revenue	383	714
Total revenue	$383	$981
Cost of Revenue:
Cost of program revenue	$—	$102
Cost of licensing and royalty revenue	1	23
Total cost of revenue	$1	$125

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,836)	$(1,680)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax	11	30
Other comprehensive income (loss)	11	30
Comprehensive loss, net of income tax	$(5,825)	$(1,650)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,836)	$(1,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,977	1,972
Stock-based compensation	656	1,122
(Gain) / loss on disposal of property and equipment	(4)	3
Gain on disposal of intangible assets	(1,239)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	215	82
Materials inventory	78	201
Accounts receivable	1,248	(1,369)
Accounts payable	381	(655)
Accrued and other liabilities	1,394	(2,236)
Deferred revenue	183	51
Net cash used in operating activities	(947)	(2,509)
Cash flows from investing activities:
Purchase of investments	(2,827)	(5,134)
Redemption of investments	4,408	13,816
Purchase of property and equipment	(264)	(1,356)
Proceeds from sale of equipment	7	2
Proceeds from sale of intangible assets	1,500	—
Purchased and capitalized intangible assets	—	(45)
Net cash provided by investing activities	2,824	7,283
Cash flows from financing activities:
Payment of capital leases	(5)	—
Proceeds from exercise of common stock options	—	693
Net cash (used in) provided by financing activities	(5)	693
Net increase in cash and cash equivalents	1,872	5,467
Cash and cash equivalents at beginning of period	5,759	11,676
Cash and cash equivalents at end of period	$7,631	$17,143

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	—
Cash paid for income taxes, net of refunds received	$1	—
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$172	$401
Transfer of materials inventory to property and equipment	$178	$763
Additions to property, equipment and intangible assets not paid at the end of the period	$155	$419

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 3, 2017. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements.

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

Significant Accounting Policies

There has been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

Materials Inventory

Materials inventories consist of raw materials in the amount of $3.3 million and $3.4 million as of March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2017	2016	2017	2016
Customer A	13%	25%	*	*
Customer B	19%	*	*	*
Customer C	*	16%	*	*
Customer D	50%	21%	77%	69%
Customer I	*	12%	*	14%
Customer O	*	*	12%	*

*	less than 10%

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of March 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,440	$2,440	$—	$—
Corporate debt securities and commercial paper	20,353	—	20,353	—
Total assets measured at fair value	$22,793	$2,440	$20,353	$—

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,669	$2,669	$—	$—
Corporate debt securities and commercial paper	22,030	—	22,030	—
Total assets measured at fair value	$24,699	$2,669	$22,030	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of March 31, 2017 (in thousands):

	As of March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$5,191	$—	$—	$5,191
Money market funds	2,440	—	—	2,440
Corporate debt securities and commercial paper	20,374	—	(21)	20,353
Total cash, cash equivalents and investments	$28,005	$—	$(21)	$27,984

As of December 31, 2016, the Company had $32,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Lab equipment and machinery (1)	$58,633	$58,289
Leasehold improvements	6,248	6,246
Computer equipment and software	4,773	4,640
Furniture and fixtures	221	219
Construction in progress	423	590
Total property and equipment	70,298	69,984
Less accumulated depreciation	(60,491)	(59,020)
Property and equipment, net	$9,807	$10,964

(1)

Includes $85,000 and $90,000 (in net book value) of lab equipment and machinery acquired under capital leases, as of March 31, 2017 and December 31, 2016, respectively. See Note 5 for detailed lease information.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$1,470	$1,637

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Patents issued	$4,401	$4,892
Patents pending	244	385
Trademarks	40	40
Total intangible assets	4,685	5,317
Less patent amortization	(1,344)	(1,316)
Intangible assets, net	$3,341	$4,001

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$85	$148

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in Nov 2013 & May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Rent expense	$561	$563

During the first quarter of 2017, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the first quarter of 2017.

Capital Lease Obligations

During the third quarter of 2016, the Company leased a Camco Furnace under a three year lease agreement which was accounted for as a capital lease under ASC 840-30; the underlying asset is included in lab equipment and machinery. The current portion of the capital lease obligations of $24,000 is included in accrued liabilities and the non-current portion of $33,000 is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017. The capital lease is discounted using an annual rate of 16.7%.  The lease agreement requires annual payments of $31,000, contains a cancellation option after 12 months and automatically transfers ownership of the property to the Company, the lessee, at the end of the lease term.

Depreciation expense of the Camco Furnace recorded under the capital lease obligations was $5,000 for the three months ended March 31, 2017, and none for the three months ended March 31, 2016.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.0	5.6
Risk-free interest rate	2.1%	1.3%
Expected volatility	55%	45%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$65	$206
Research and development	182	330
Sales and marketing	59	142
General and administrative	350	444
Total stock-based compensation	$656	$1,122

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$581	$860
Restricted stock awards and restricted stock units (RSUs)	75	262
Total stock-based compensation	$656	$1,122

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2017, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$2,377	2.9
RSUs	$423	2.8

The following table presents details on grants made by the Company for the following periods:

	March 31, 2017		March 31, 2016
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	1,106,500	$0.60	184,000	$0.90
RSUs	300,000	$0.96	—	$—

The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $0 million and $0.2 million, respectively.

RSUs that vested during the three months ended March 31, 2017 and 2016 had fair values of $0.1 million and $0.5 million, respectively, as of the vesting date.

Common Stock

As of March 31, 2017 and December 31, 2016, the Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2017	As of December 31, 2016
Number of stock options outstanding	10,208,689	10,048,607
Number of RSUs outstanding	563,140	323,663
Shares available for future grant	6,933,263	5,163,386
Total shares reserved	17,705,092	15,535,656

7. Net Loss per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Stock options to purchase common stock	10,208,689	10,935,662
RSUs	580,640	171,059

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision.

Income tax expense for the three months ended March 31, 2017 was $800 or -0.0137%, on a pretax loss of $5.8 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the differential in nondeductible stock-based compensation expense, other currently nondeductible items and movement in its valuation allowance. The Company maintained a valuation allowance as of March 31, 2017 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. During 2016, this related party sold all its holdings of the Company’s stock and owned no Company’s common stock as of December 31, 2016. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party and the Company each have an independent board member that serves on both companies’ boards of directors.

As of March 31, 2017 and December 31, 2016, the Company had no accounts receivable and deferred revenue balance in either period with respect to its related party relationships. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Related party revenue	$383	$580
Related party cost of revenue	$1	$123

At the annual stockholders meeting in May 2016, a new member was elected to the board of directors of the Company. This independent board member is a managing partner of an investment firm which holds a significant ownership position of the Company.  As of March 31, 2017, the investment firm was a beneficial owner of approximately 29.7% of the Company’s common stock.  The Company incurred a director fees expense of $13,000 to the investment firm for the three months ended March 31, 2017.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$4,572	$8,489
Japan	—	313
Asia-Pacific ex Japan	5,373	5,685
Europe and Middle East	—	31
Total	$9,945	$14,518

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S.  An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong, Japan and Taiwan.

11. Restructuring Charges

In March, 2017, the Company initiated a reduction in force to reduce non-core activities and operating costs and to improve profitability. The reduction in force constituted approximately 18% of the Company’s global workforce. As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.3 million, which was recognized during the three months ended March 31, 2017. The restructuring charges are scheduled to be substantially paid before June 30, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents severance and related expenses and payments (in thousands) as of March 31, 2017.

	As of			As of
	December 31, 2016	Charge	Cash Payments	March 31, 2017
Severance and related expenses	$—	$1,348	$(56)	$1,292

During September 2016, Company initiated a reduction in force to improve its cost structure and align spending with continuing operations plans. The reduction constituted approximately 13% of the company’s global workforce. As a result of reduction in force, the company recorded expenses related to employee severance and termination benefits of approximately $1.1 million. All of the expenses related to September 2016 reduction in force has been paid out as of March 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 (2016 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2016 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $9.9 million for the three months ended March 31, 2017 from $10.5 million for the three months ended December 31, 2016.  Our net loss increased to $5.8 million for the three months ended March 31, 2017 from a net loss of $3.0 million for the three months ended December 31, 2016.  Since inception, we have incurred net losses leading to an accumulated deficit of $174.2 million as of March 31, 2017.

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

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In addition, licensing and royalty revenue may include sale of intellectual property when title transfers if there are no remaining deliverables related to the intellectual property transfer. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

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

Interest income (expense), net

Interest expense consists primarily of interest on a capital lease initiated in July 2016. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2017 as compared to those disclosed in our 2016 Form 10-K. For further information on our critical and other significant accounting policies, see our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$6,812	$11,961	$(5,149)	-43%
Licensing and royalty revenue	3,133	2,557	576	23%
Total revenue	9,945	14,518	(4,573)	-31%
Cost of revenue:	2,987	4,796	(1,809)	-38%
Gross profit	6,958	9,722	(2,764)	-28%
Operating expenses:
Research and development	7,108	6,904	204	3%
Sales and marketing	1,481	1,943	(462)	-24%
General and administrative	3,008	2,600	408	16%
Restructuring charges	1,348	—	1,348
Total operating expenses	12,945	11,447	1,498	13%
Loss from operations	(5,987)	(1,725)	(4,262)
Other income (expense):
Interest income (expense), net	55	32	23
Other income (expense), net	97	16	81
Total other income (expense), net	152	48	104
Loss before provision for income taxes	(5,835)	(1,677)	(4,158)
Provision for income taxes	1	3	(2)
Net loss	$(5,836)	$(1,680)	$(4,156)

Revenue

Our revenue decreased by 31% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a 43% decline in program revenue, partially offset by a 23% increase in licensing and royalty revenue.  The decrease in program revenue was driven by the scheduled completion and reduction of program agreements. The increase in licensing and royalty revenue was primarily due to the sale of certain patents to a customer for $1.5 million.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three months ended March 31, 2017 and 2016 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$4,572	46%	$8,489	59%
Japan	—	0%	313	2%
APAC ex Japan	5,373	54%	5,685	39%
Europe and Middle East	—	0%	31	0%
Total	$9,945	100%	$14,518	100%

The decrease in revenue from the United States region in the three months ended March 31, 2017, compared to the same period ended March 31, 2016, is due to scheduled completion and reduction of program arrangements.

Cost of Revenue

Cost of revenue decreased by 38% during the three months ended March 31, 2017, as compared to the same periods ended March 31, 2016, due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 70% during the three months ended March 31, 2017, compared to 67% for the three months ended March 31, 2016. The increase was primarily attributable to our increased mix of licensing and royalty revenue and decreased direct labor, materials and other costs associated with programs.

Research and Development

R&D expenses increased by 3% during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The changes were primarily attributable to a $0.3 million increase in patent abandonment costs.

Sales and Marketing

Sales and marketing expenses decreased by 24% during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease was attributable to lower personnel costs related to reduced headcount, wages and other related benefits.

General and Administrative

General and administrative expenses increased by 16% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase was primarily attributable to higher professional fees.

Restructuring Charges

Restructuring expenses were $1.3 million during the three months ended March 31, 2017.  In March 2017, we initiated a restructuring plan to reduce workforce by 18%, pursuant to which charges of $1.3 million were incurred for severance and other personnel related costs. There was no restructuring activity during the three months ended March 31, 2016.

Loss from Operations

Our operating loss increased by $4.3 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by a lower revenue and higher expenses.  Total operating expenses increased by $1.5 million during the three months ended March 31, 2017, mostly due to restructuring expense of $1.3 million, compared to the three months ended March 31, 2016.

Interest Income (Expense), net

The increases in interest income during the three months ended March 31, 2017, compared to the three months ended March 31, 2016 was primarily related to income on our investments.

Other Income (Expense), net

Other Income, net, for the three months ended March 31, 2017 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for Income Taxes during the three months ended March 31, 2017 and 2016 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Loss

Our net loss increased by $4.2 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to lower revenues & restructuring expenses of $1.3 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of March 31, 2017, we had $28.0 million of cash, cash equivalents and investments and $25.6 million of net working capital.

To date, we have incurred significant losses. During the three months ended March 31, 2017 and 2016, we incurred net losses of $5.8 million and $1.7 million, respectively. As of March 31, 2017, our accumulated deficit was $174.2 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(947)	$(2,509)
Net cash provided by investing activities	$2,824	$7,283
Net cash (used in) provided by financing activities	$(5)	$693

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during three months ended March 31, 2017 and March 31, 2016, primarily due to operating results.

Net cash $0.9 million used in operating activities during the three months ended March 31, 2017 was primarily attributable to our net loss of $5.8 million, partially offset by non-cash charges of $2.0 million for depreciation, amortization, and accretion, $0.7 million for stock-based compensation and increase in accrued liabilities of $1.4 million due to accrual of restructuring cost. Net cash used in operating activities during the three months ended March 31, 2016 of $2.5 million was attributable to our net loss of $1.7 million, offset by non-cash charges of $2.0 million for depreciation, amortization, and accretion and $1.1 million for stock-based compensation. The net decrease in cash flow from operating assets and liabilities of $3.9 million was primarily a result of $1.4 million increase in accounts receivable and a $2.9 million decrease in accrued and other liabilities.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, amounts of non-cash charges, the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments, capital expenditures to purchase property and equipment and sale of intangible assets. In the future, we expect we will continue to make modest capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.

During the three months ended March 31, 2017, cash provided by investing activities was $2.8 million as a result of $1.5 million received from sale of intangible assets and $1.6 million received in the net redemption of our investments, partially offset by purchase of property, plant and equipment of $0.3 million. During the three months ended March 31, 2016, cash provided by investing activities was $7.3 million, a result of $8.7 million in the net redemptions of short-term investments, offset by $1.4 million in capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2017, cash used by financing activities was $5,000 compared to cash provided of $0.7 million for the three months ended March 31, 2016, primarily from proceeds of common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$21,823	$2,208	$5,216	$5,264	$9,135
Capital lease obligations	68	29	39	—	—
Purchase obligations	287	287	—	—	—
Total	$22,178	$2,524	$5,255	$5,264	$9,135

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2017, we made regular lease payments of $0.6 million under this operating lease agreement.  Capital lease agreements represent our obligations to make payments under the lease agreement for a Camco furnace which is scheduled to end in the second quarter of 2019. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of March 31, 2017, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended March 31, 2017, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended March 31, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, could materially and adversely affect our business, financial condition or future results. These risk factors are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk Factors section of our 2016 Annual Report on Form 10-K remains current in all material respects.

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.1+	Amended and Restated Change in Control and Severance Agreement between Bill Roeschlein and Intermolecular, Inc.				X
10.2+	Bill Roeschlein updated offer letter				X
10.3+	Separation Agreement by and between Dr. Bruce M. McWilliams and Intermolecular, Inc.				X
10.4+	Separation Agreement by and between C. Richard Neely, Jr. and Intermolecular, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
(Registrant)
Date: May 4, 2017	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer