Form 10-Q
period 2017-06-30
INTERMOLECULAR INC
filed 2017-08-08
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 7, 2017
Common stock, $0.001 par value	49,559,701

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,499	$5,759
Short-term investments	14,962	20,035
Accounts receivable	2,842	5,063
Prepaid expenses and other current assets	1,219	1,397
Total current assets	25,522	32,254
Long-term investments	5,561	1,995
Materials inventory	2,970	3,357
Property and equipment, net	8,629	10,964
Intangible assets, net	3,209	4,001
Other assets	587	597
Total assets	$46,478	$53,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,024	$309
Accrued liabilities	1,138	1,451
Accrued compensation and employee benefits	2,167	1,663
Deferred revenue	1,745	1,533
Total current liabilities	6,074	4,956
Deferred rent	3,049	3,149
Other long-term liabilities	55	67
Total liabilities	9,178	8,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,559,701 and 49,513,528 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	214,295	213,313
Accumulated other comprehensive loss	(21)	(32)
Accumulated deficit	(177,024)	(168,335)
Total stockholders’ equity	37,300	44,996
Total liabilities and stockholders’ equity	$46,478	$53,168

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Program revenue	$6,480	$10,052	$13,291	$22,013
Licensing and royalty revenue	1,609	1,677	4,742	4,234
Total revenue	8,089	11,729	18,033	26,247
Cost of revenue:
Cost of program revenue	2,545	4,117	5,242	8,853
Cost of licensing and royalty revenue	2	15	292	75
Total cost of revenue	2,547	4,132	5,534	8,928
Gross profit	5,542	7,597	12,499	17,319
Operating expenses:
Research and development	5,385	6,924	12,494	13,828
Sales and marketing	931	2,130	2,412	4,074
General and administrative	2,217	2,669	5,225	5,269
Restructuring charges	3	—	1,350	—
Total operating expenses	8,536	11,723	21,481	23,171
Loss from operations	(2,994)	(4,126)	(8,982)	(5,852)
Other income (expense):
Interest income (expense), net	58	40	113	72
Other income (expense), net	82	99	179	115
Total other income (expense), net	140	139	292	187
Loss before provision for income taxes	(2,854)	(3,987)	(8,690)	(5,665)
Provision for income taxes	—	1	1	4
Net loss	$(2,854)	$(3,988)	$(8,691)	$(5,669)
Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.18)	$(0.11)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,554,701	49,448,325	49,537,074	49,316,859

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Program revenue	$—	$—	$—	$267
Licensing and royalty revenue	—	306	383	1,020
Total revenue	$—	$306	$383	$1,287
Cost of Revenue:
Cost of program revenue	$—	$—	$—	$102
Cost of licensing and royalty revenue	—	2	1	25
Total cost of revenue	$—	$2	$1	$127

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,854)	$(3,988)	$(8,691)	$(5,669)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax	—	(1)	12	29
Other comprehensive income (loss)	0	(1)	12	29
Comprehensive loss, net of income tax	$(2,854)	$(3,989)	$(8,679)	$(5,640)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,691)	$(5,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	3,597	3,823
Stock-based compensation	978	2,049
Gain on disposal of property and equipment	(7)	(19)
Gain on disposal of intangible assets	(1,239)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	254	404
Materials inventory	373	426
Accounts receivable	2,221	1,343
Accounts payable	743	(211)
Accrued and other liabilities	4	(1,888)
Deferred revenue	211	(137)
Net cash (used in) provided by operating activities	(1,556)	121
Cash flows from investing activities:
Purchase of investments	(11,897)	(13,262)
Redemption of investments	13,215	18,916
Purchase of property and equipment	(521)	(1,786)
Proceeds from sale of equipment	10	22
Proceeds from sale of intangible assets	1,500	—
Purchased and capitalized intangible assets	—	(45)
Net cash provided by investing activities	2,307	3,845
Cash flows from financing activities:
Payment of capital leases	(11)	—
Proceeds from exercise of common stock options	—	714
Net cash (used in) provided by financing activities	(11)	714
Net increase in cash and cash equivalents	740	4,680
Cash and cash equivalents at beginning of period	5,759	11,676
Cash and cash equivalents at end of period	$6,499	$16,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	—
Cash paid for income taxes, net of refunds received	$1	4
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$218	$588
Transfer of materials inventory to property and equipment	$232	$1,211
Additions to property, equipment and intangible assets not paid at the end of the period	$147	$316

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements.

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

Significant Accounting Policies

There has been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. During the first quarter of 2017, in connection with a CDP, the Company recognized revenue on the sale of intellectual property that was developed during the term of the CDP.

Materials Inventory

Materials inventories consist of raw materials in the amount of $3.0 million and $3.4 million as of June 30, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of June 30, 2017 and December 31, 2016.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2017	2016	2017	2016	2017	2016
Customer A	15%	17%	14%	22%	*	*
Customer B	*	10%	10%	*	*	*
Customer C	*	14%	*	15%	*	22%
Customer D	67%	40%	58%	29%	71%	55%
Customer E	*	*	*	*	13%	*

*	less than 10%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the standard is effective beginning in the first quarter of fiscal year 2018. The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. In this review, no material items have been identified that would require a significant change in the current accounting for revenue. The Company will continue to review these new requirements including the new revenue disclosure requirements prior to implementation which is expected under the modified retrospective method.

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of June 30, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,289	$2,289	$—	$—
Corporate debt securities and commercial paper	20,523	—	20,523	—
Total assets measured at fair value	$22,812	$2,289	$20,523	$—

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,669	$2,669	$—	$—
Corporate debt securities and commercial paper	22,030	—	22,030	—
Total assets measured at fair value	$24,699	$2,669	$22,030	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of June 30, 2017 (in thousands):

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$4,210	$—	$—	$4,210
Money market funds	2,289	—	—	2,289
Corporate debt securities and commercial paper	20,502	—	(21)	20,523
Total cash, cash equivalents and investments	$27,001	$—	$(21)	$27,022

As of December 31, 2016, the Company had $32,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Lab equipment and machinery (1)	$58,802	$58,289
Leasehold improvements	6,248	6,246
Computer equipment and software	4,870	4,640
Furniture and fixtures	221	219
Construction in progress	379	590
Total property and equipment	70,520	69,984
Less accumulated depreciation	(61,891)	(59,020)
Property and equipment, net	$8,629	$10,964

(1)

Includes $80,000 and $90,000 (in net book value) of lab equipment and machinery acquired under capital leases, as of June 30, 2017 and December 31, 2016, respectively. See Note 5 for detailed lease information.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$1,394	$1,587	$2,865	$3,224

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Patents issued	$4,388	$4,892
Patents pending	200	385
Trademarks	40	40
Total intangible assets	4,628	5,317
Less patent amortization	(1,419)	(1,316)
Intangible assets, net	$3,209	$4,001

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$81	$117	$166	$264

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in Nov 2013 and May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rent expense	$557	$566	$1,118	$1,129

During the second quarter of 2017, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the second quarter of 2017.

Capital Lease Obligations

During the third quarter of 2016, the Company leased a furnace under a three year lease agreement which was accounted for as a capital lease under ASC 840-30; the underlying asset is included in lab equipment and machinery. The current portion of the capital lease obligations of $25,000 is included in accrued liabilities and the non-current portion of $26,000 is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017. The capital lease is discounted using an annual rate of 16.7%.  The lease agreement requires annual payments of $31,000, contains a cancellation option after 12 months and automatically transfers ownership of the property to the Company, the lessee, at the end of the lease term.

Depreciation expense of the furnace recorded under the capital lease obligations was $5,000 for the three months ended June 30, 2017, and none for the three months ended June 30, 2016.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	6.0	5.8	6.0	5.7
Risk-free interest rate	2.0%	1.2%	2.1%	1.2%
Expected volatility	55%	52%	55%	49%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$41	$101	$106	$306
Research and development	63	207	245	536
Sales and marketing	10	247	69	390
General and administrative	208	373	558	817
Total stock-based compensation	$322	$928	$978	$2,049

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$316	$881	$898	$1,747
Restricted stock awards and restricted stock units (RSUs)	6	47	80	302
Total stock-based compensation	$322	$928	$978	$2,049

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2017, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,355	3.1
RSUs	$310	2.7

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	1,822,500	$1.03	464,000	$0.94
RSUs	300,000	$0.96	—	$—

The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was $0 million and $0.2 million, respectively.

RSUs that vested during the six months ended June 30, 2017 and 2016 had fair values of $0.1 million and $0.2 million, respectively, as of the vesting date.

Common Stock

As of June 30, 2017 and December 31, 2016, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2017	As of December 31, 2016
Number of stock options outstanding	9,379,287	10,048,607
Number of RSUs outstanding	526,890	323,663
Shares available for future grant	7,811,415	5,163,386
Total shares reserved	17,717,592	15,535,656

7. Net Loss per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	9,379,287	11,097,337	9,379,287	11,097,337
RSUs	526,890	208,149	526,890	208,149

8. Income Taxes

Income tax expense for the six months ended June 30, 2017 was $800 or -0.0109%, on a pretax loss of $8.7 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the tax losses incurred by the Company. The Company maintained a valuation allowance as of June 30, 2017 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. During 2016, this related party sold all its holdings of the Company’s stock and owned no Company’s common stock as of December 31, 2016. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party to the Alliance Agreement and the Company each had an independent board member that served on both companies’ boards of directors; however the independent board member for the other party to the Alliance Agreement did not stand for re-election as director at the other company effective May 24, 2017 and thus the other company is no longer a related party.

As of June 30, 2017 and December 31, 2016, the Company had no accounts receivable and deferred revenue balance in either period with respect to its related party relationships. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Related party revenue	$-	$306	$383	$1,287
Related party cost of revenue	$-	$2	$1	$127

As of June 30, 2017, representatives of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company.  The Company incurred a director fees expense of $21,000 to the investment firm for the three months ended June 30, 2017.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$2,537	$4,873	$7,109	$13,360
Japan	—	—	—	313
Asia-Pacific ex Japan	5,451	6,286	10,823	11,973
Europe and Middle East	101	570	101	601
Total	$8,089	$11,729	$18,033	$26,247

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S.  An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong and Taiwan.

11. Restructuring Charges

In March, 2017, the Company initiated a reduction in force to reduce operating costs and to improve profitability. The reduction in force constituted approximately 18% of the Company’s global workforce. As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the three months ended March 31, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents accrued liabilities for severance and related expenses and payments (in thousands) as of June 30, 2017.

	As of			As of
	December 31, 2016	Charge	Cash Payments	June 30, 2017
Severance and related expenses	$—	$1,351	$(1,292)	$59

During September 2016, Company initiated a reduction in force to improve its cost structure and align spending with continuing operations plans. The reduction constituted approximately 13% of the company’s global workforce. As a result of reduction in force, the company recorded expenses related to employee severance and termination benefits of approximately $1.1 million. All of the expenses related to September 2016 reduction in force has been paid out.

12. Dissolution of Intermolecular Japan Limited a wholly owned subsidiary of the Company

In May 2017, the Company’s Japan subsidiary was dissolved. As of the date of the dissolution, the subsidiary had assets of $225,000 and no liabilities. A loss of $3,000 was recognized on the dissolution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $8.1 million and $18.0 million for the three and six months ended June 30, 2017 from $11.7 million and $26.2 million for the three and six months ended June 30, 2016.  Our net loss decreased to $2.9 million and increased to $8.7 million for the three and six months ended June 30, 2017, respectively, compared to net loss of $4.0 million and $5.7 million for the three and six months ended June 30, 2016.  Since inception, we have incurred net losses leading to an accumulated deficit of $177.0 million as of June 30, 2017.

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

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In addition, licensing and royalty revenue may include sale of intellectual property when title transfers if there are no remaining deliverables related to the intellectual property transfer. During the first quarter of 2017, in connection with a CDP, we recognized revenue on the sale of intellectual property that was developed during the term of the CDP. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2017 as compared to those disclosed in our 2016 Form 10-K. For further information on our critical and other significant accounting policies, see our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Ended March 31, 2017 and 2016

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$6,480	$10,052	$(3,572)	-36%	$13,291	$22,013	$(8,722)	-40%
Licensing and royalty revenue	1,609	1,677	(68)	-4%	4,742	4,234	508	12%
Total revenue	8,089	11,729	(3,640)	-31%	18,033	26,247	(8,214)	-31%
Cost of revenue:	2,547	4,132	(1,585)	-38%	5,534	8,928	(3,394)	-38%
Gross profit	5,542	7,597	(2,055)	-27%	12,499	17,319	(4,820)	-28%
Operating expenses:
Research and development	5,385	6,924	(1,539)	-22%	12,494	13,828	(1,334)	-10%
Sales and marketing	931	2,130	(1,199)	-56%	2,412	4,074	(1,662)	-41%
General and administrative	2,217	2,669	(452)	-17%	5,225	5,269	(44)	-1%
Restructuring charges	3	—	3		1,350	—	1,350
Total operating expenses	8,536	11,723	(3,187)	-27%	21,481	23,171	(1,690)	-7%
Loss from operations	(2,994)	(4,126)	1,132		(8,982)	(5,852)	(3,130)
Other income (expense):
Interest income (expense), net	58	40	18		113	72	41
Other income (expense), net	82	99	(17)		179	115	64
Total other income (expense), net	140	139	1		292	187	105
Loss before provision for income taxes	(2,854)	(3,987)	1,133		(8,690)	(5,665)	(3,025)
Provision for income taxes	-	1	(1)		1	4	(3)
Net loss	$(2,854)	$(3,988)	$1,134		$(8,691)	$(5,669)	$(3,022)

Revenue

Our revenue decreased by 31% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to a 36% decline in program revenue and 4% reduction in licensing and royalty revenue.  The decrease in program and licensing and royalty revenue was driven by the scheduled completion and reduction of program agreements.

Our revenue decreased by 31% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to a 40% decline in program revenue, partially offset by 12% increase in licensing and royalty revenue.  The decrease in program revenue was driven by the scheduled completion and reduction of program agreements. The increase in licensing and royalty revenue was primarily due to the sale of certain patents to a customer for $1.5 million during the three months ended March 31, 2017.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and six months ended June 30, 2017 and 2016 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$2,537	31%	$4,873	41%	$7,109	39%	$13,360	51%
Japan	—	—%	—	—%	—	—%	313	1%
APAC ex Japan	5,451	68%	6,286	54%	10,823	60%	11,973	46%
Europe and Middle East	101	1%	570	5%	101	1%	601	2%
Total	$8,089	100%	$11,729	100%	$18,033	100%	$26,247	100%

The decrease in revenue from the United States region in the three and six months ended June 30, 2017, as compared to the same periods ended June 30, 2016, are due to scheduled completion and reduction of program arrangements.

Cost of Revenue

Cost of revenue decreased by 38% and 38% during the three and six months ended June 30, 2017, respectively, as compared to the same periods ended June 30, 2016, due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 69% and 69% during the three and six months ended June 30, 2017, respectively as, compared to 65% and 66% for the three and six months ended June 30, 2016. The increase for each period was primarily attributable due to decrease in direct labor, materials and other costs associated with programs.

Research and Development

R&D expenses decreased by 22% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The changes were primarily attributable to a $1.2 million decrease in labor and personnel-related expenses.

R&D expenses decreased by 10% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The changes were primarily attributable to a $1.5 million decrease in labor and personnel-related expenses which was offset by a $0.2 million increase in facility costs.

Sales and Marketing

Sales and marketing expenses decreased by 56% during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease was primarily attributable to a $1.0 million decrease in personnel-related expenses as a result of reduced headcount.

Sales and marketing expenses decreased by 41% during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The decrease was primarily attributable to a $1.4 million decrease in personnel-related expenses as a result of reduced headcount.

General and Administrative

General and administrative expenses decreased by 17% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The decrease was primarily attributable to decrease in personnel cost and professional fees.

General and administrative expenses decreased by 1% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease was primarily attributable to a decrease in personnel cost which was largely offset by increase in facility-related costs.

Restructuring Charges

In March 2017, we initiated a restructuring plan to reduce our workforce by 18% and incurred charges of $1.4 million for severance and other personnel-related costs for the six months ended June 30, 2017.  There was no restructuring activity during the three and six months ended June 30, 2016.

Loss from Operations

Our operating loss decreased by $1.1 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to decrease in labor and personnel-related expenses as a result of restructuring completed during first quarter 2017.

Our operating loss increased by $3.1 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to lower revenues and restructuring expense of $1.4 million for the six months ended June 30, 2017.

Interest Income (Expense), net

The increases in interest income during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 were primarily related to higher income on our investments.

Other Income (Expense), net

Other Income, net, for the three and six months ended June 30, 2017 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for Income Taxes during the three and six months ended June 30, 2017 and 2016 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $1.1 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was primarily due to decrease in labor and personnel-related expenses on account of restructuring completed during first quarter of 2017.

Our net loss increased by $3.0 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to lower revenues and restructuring expense of $1.4 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of June 30, 2017, we had $27.0 million of cash, cash equivalents and investments and $19.4 million of net working capital.

To date, we have incurred significant losses. During the three months ended June 30, 2017 and 2016, we incurred net losses of $2.9 million and $4.0 million, respectively. As of June 30, 2017, our accumulated deficit was $177.0 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(1,556)	$121
Net cash provided by investing activities	$2,307	$3,845
Net cash (used in) provided by financing activities	$(11)	$714

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during six months ended June 30, 2017, as compared to positive cash flows for the six months ended June 30, 2016, primarily due to restructuring expenses paid during first quarter of 2017.

Net cash used in operating activities during the six months ended June 30, 2017 was primarily attributable to our net loss of $8.7 million, which was partially offset by non-cash charges of $3.6 million for depreciation, amortization, and accretion, $1.0 million for stock-based compensation and increase in accounts payable of $0.7 million and reduction in accounts receivables of $2.2 million.

Net cash provided by operating activities during the six months ended June 30, 2016 was attributable to our net loss of $5.7 million, which was offset by non-cash charges of $3.8 million for depreciation, amortization, and accretion and $2.0 million for stock-based compensation.

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

During the six months ended June 30, 2017, cash provided by investing activities was $2.3 million as a result of $1.5 million received from sale of intangible assets and $1.3 million received in the net redemption of our investments, partially offset by purchase of property, plant and equipment of $0.5 million. During the six months ended June 30, 2016, cash provided by investing activities was $3.8 million, a result of $5.7 million in the net redemptions of short-term investments, offset by $2.0 million in capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the six months ended June 30, 2017, cash used by financing activities was $11,000 for the capital lease payments, as compared to cash provided of $0.7 million for the six months ended June 30, 2016, which was primarily from the proceeds of common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$21,221	$2,223	$5,248	$5,297	$8,453
Capital lease obligations	51	22	29	—	—
Purchase obligations	218	218	—	—	—
Total	$21,490	$2,463	$5,277	$5,297	$8,453

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2017, we made regular lease payments of $1.2 million under this operating lease agreement.  Capital lease agreements represent our obligations to make payments under the lease agreement for a furnace which is scheduled to end in the second quarter of 2019. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of June 30, 2017, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended June 30, 2017, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

Foreign Currency Exchange Risk

As we expand internationally, our consolidated results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with an insignificant portion of expenses incurred in the local currencies of our wholly-owned subsidiaries in Hong Kong and our wholly-owned branch in Taiwan. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended June 30, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.1	Consulting agreement with Bruce McWilliams+				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
(Registrant)
Date: August 8, 2017	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer