Form 10-Q
period 2017-09-30
INTERMOLECULAR INC
filed 2017-11-02
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of October 30, 2017
Common stock, $0.001 par value	49,559,701

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,887	$5,759
Short-term investments	14,852	20,035
Accounts receivable	3,476	5,063
Prepaid expenses and other current assets	1,017	1,397
Total current assets	29,232	32,254
Long-term investments	2,409	1,995
Materials inventory	2,995	3,357
Property and equipment, net	7,096	10,964
Intangible assets, net	3,081	4,001
Other assets	577	597
Total assets	$45,390	$53,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,014	$309
Accrued liabilities	1,046	1,451
Accrued compensation and employee benefits	2,564	1,663
Deferred revenue	2,018	1,533
Total current liabilities	6,642	4,956
Deferred rent	2,994	3,149
Other long-term liabilities	28	67
Total liabilities	9,664	8,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,559,701 and 49,513,528 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	214,538	213,313
Accumulated other comprehensive loss	(9)	(32)
Accumulated deficit	(178,853)	(168,335)
Total stockholders’ equity	35,726	44,996
Total liabilities and stockholders’ equity	$45,390	$53,168

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Program revenue	$6,869	$8,844	$20,160	$30,857
Licensing and royalty revenue	1,753	1,730	6,495	5,964
Total revenue	8,622	10,574	26,655	36,821
Cost of revenue:
Cost of program revenue	2,864	3,431	8,106	12,284
Cost of licensing and royalty revenue	11	25	303	100
Total cost of revenue	2,875	3,456	8,409	12,384
Gross profit	5,747	7,118	18,246	24,437
Operating expenses:
Research and development	4,835	8,451	17,328	22,279
Sales and marketing	874	1,792	3,285	5,866
General and administrative	2,000	2,667	7,225	7,936
Restructuring charges	—	1,120	1,351	1,120
Total operating expenses	7,709	14,030	29,189	37,201
Loss from operations	(1,962)	(6,912)	(10,943)	(12,764)
Other income (expense):
Interest income (expense), net	70	51	182	123
Other income (expense), net	64	89	243	204
Total other income (expense), net	134	140	425	327
Loss before provision for income taxes	(1,828)	(6,772)	(10,518)	(12,437)
Provision for income taxes	—	3	1	7
Net loss	$(1,828)	$(6,775)	$(10,519)	$(12,444)
Net loss per share, basic and diluted	$(0.04)	$(0.14)	$(0.21)	$(0.25)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,554,701	49,466,137	49,543,014	49,366,982

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Program revenue	$—	$—	$—	$267
Licensing and royalty revenue	—	359	383	1,379
Total revenue	$—	$359	$383	$1,646
Cost of Revenue:
Cost of program revenue	$—	$—	$—	$102
Cost of licensing and royalty revenue	—	2	1	27
Total cost of revenue	$—	$2	$1	$129

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,828)	$(6,775)	$(10,519)	$(12,444)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	12	(24)	24	5
Other comprehensive income (loss)	12	(24)	24	5
Comprehensive loss, net of income tax	$(1,816)	$(6,799)	$(10,495)	$(12,439)

See accompanying notes to unaudited condensed consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,519)	$(12,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	5,369	7,708
Stock-based compensation	1,221	2,936
(Gain) loss on disposal of property and equipment	70	(19)
Gain on disposal of intangible assets	(1,239)	—
Changes in operating assets and liabilities:
Accounts receivable	1,587	2,524
Prepaid expenses and other assets	402	118
Materials inventory	391	489
Accounts payable	688	(453)
Accrued and other liabilities	370	(2,088)
Deferred revenue	485	(471)
Net cash used in operating activities	(1,175)	(1,700)
Cash flows from investing activities:
Purchase of investments	(15,505)	(22,361)
Redemption of investments	20,014	23,526
Purchase of property and equipment	(705)	(2,130)
Proceeds from sale of equipment	12	22
Proceeds from sale of intangible assets	1,500	—
Purchased and capitalized intangible assets	—	(45)
Net cash (used in) provided by investing activities	5,316	(988)
Cash flows from financing activities:
Payment of capital leases	(13)	(7)
Proceeds from exercise of common stock options	—	714
Net cash (used in) provided by financing activities	(13)	707
Net increase (decrease) in cash and cash equivalents	4,128	(1,981)
Cash and cash equivalents at beginning of period	5,759	11,676
Cash and cash equivalents at end of period	$9,887	$9,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	5
Cash paid for income taxes, net of refunds received	$1	7
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$380	$752
Transfer of materials inventory to property and equipment	$351	$1,335
Additions to property, equipment and intangible assets not paid at the end of the period	$49	$72

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements.

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

Materials Inventory

Materials inventories consist of raw materials in the amount of $3.0 million and $3.4 million as of September 30, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of September 30, 2017 and December 31, 2016.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2017	2016	2017	2016	2017	2016
Customer A	55%	49%	57%	35%	60%	69%
Customer B	14%	12%	14%	19%	*	*
Customer C	12%	*	*	13%	22%	*
Customer D	*	11%	*	*	*	*
Customer E	*	*	*	*	11%	*
Customer F	*	*	*	*	*	14%

*	less than 10%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the standard is effective beginning in the first quarter of fiscal year 2018. The Company has performed an initial evaluation of this standard and its impact on the financial statements. This included tasks such as identifying contracts, identifying performance obligations and reviewing the applicable revenue streams. The Company will continue to assess these new requirements, including the new revenue disclosure requirements, prior to implementation which is expected under the modified retrospective method. The Company expects licensing royalty revenues that are currently recognized on a cash basis will be estimated and recognized when delivery occurs/contract/agreement is finalized. The Company expects this change will not have a material impact on its financial statements.

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of September 30, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$4,691	$4,691	$—	$—
Corporate debt securities and commercial paper	17,261	—	17,261	—
Total assets measured at fair value	$21,952	$4,691	$17,261	$—

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,669	$2,669	$—	$—
Corporate debt securities and commercial paper	22,030	—	22,030	—
Total assets measured at fair value	$24,699	$2,669	$22,030	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method. Cash, cash equivalents, and investments consisted of the following as of September 30, 2017 (in thousands):

	As of September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$5,196	$—	$—	$5,196
Money market funds	4,691	—	—	4,691
Corporate debt securities and commercial paper	17,252	—	(9)	17,261
Total cash, cash equivalents and investments	$27,139	$—	$(9)	$27,148

As of December 31, 2016, the Company had $32,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Lab equipment and machinery (1)	$58,849	$58,289
Leasehold improvements	6,248	6,246
Computer equipment and software	4,855	4,640
Furniture and fixtures	221	219
Construction in progress	274	590
Total property and equipment	70,447	69,984
Less accumulated depreciation	(63,351)	(59,020)
Property and equipment, net	$7,096	$10,964

(1)

Includes $0 and $90,000 (in net book value) of lab equipment and machinery acquired under capital leases, as of September 30, 2017 and December 31, 2016, respectively. See Note 5 for detailed lease information.

The following table presents depreciation expense included in the Condensed Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$1,561	$2,415	$4,426	$5,639

During the third quarter of 2017, the Company determined that it identified indicators of impairment relating to certain lab equipment. Based on this evaluation, the Company recorded an impairment charge of $96,000 in the third quarter of 2017. Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820, which are cash flows expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions, such as declining usage and rising interest rates, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Patents issued	$4,272	$4,892
Patents pending	165	385
Trademarks	40	40
Total intangible assets	4,477	5,317
Less patent amortization	(1,396)	(1,316)
Intangible assets, net	$3,081	$4,001

The following table presents patent amortization expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$79	$130	$245	$394

During third quarter of 2017, the Company identified certain patents with carrying values deemed to not be recoverable. Based on this evaluation, the Company recorded an impairment charge of $11,000 related to these patents. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820, which are cash flows expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions such as decreased demand and rising interest rates, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in Nov 2013 and May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense	$567	$566	$1,685	$1,695

During the third quarter of 2017, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the third quarter of 2017.

Capital Lease Obligations

During the third quarter of 2016, the Company leased a furnace under a three year lease agreement which was accounted for as a capital lease under ASC 840-30; the underlying asset was included in lab equipment and machinery. The lease agreement contains a cancellation option after 12 months and automatically transfers ownership of the property to the Company, the lessee, at the end of the lease term. The Company terminated the lease in August 2017, recognized a loss of $29,000 and the capital lease obligation of $49,000 was cancelled. The net book value of the underlying asset as of the termination date was $79,000.

Depreciation expense of the furnace recorded under the capital lease obligations was $2,000 for the three months ended September 30, 2017, and $3,000 for the three months ended September 30, 2016.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated on the respective grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.1	6.1	6.0	6.0
Risk-free interest rate	2.0%	1.3%	2.1%	1.3%
Expected volatility	54%	55%	55%	54%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$38	$101	$144	$408
Research and development	61	223	306	759
Sales and marketing	28	178	97	568
General and administrative	115	384	674	1,201
Total stock-based compensation	$242	$886	$1,221	$2,936

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$197	$770	$1,095	$2,518
Restricted stock awards and restricted stock units (RSUs)	45	116	126	418
Total stock-based compensation	$242	$886	$1,221	$2,936

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2017, which is expected to be recognized over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,218	2.9
RSUs	$280	2.4

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	1,893,500	$1.03	2,285,000	$0.69
RSUs	300,000	$0.96	200,000	$0.99

The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $0 million and $0.2 million, respectively.

RSUs that vested during the nine months ended September 30, 2017 and 2016 had fair values of $0.1 million and $0.3 million, respectively, as of the vesting date.

Common Stock

As of September 30, 2017 and December 31, 2016, the Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2017	As of December 31, 2016
Number of stock options outstanding	7,635,846	10,048,607
Number of RSUs outstanding	524,765	323,663
Shares available for future grant	9,556,981	5,163,386
Total shares reserved	17,717,592	15,535,656

7. Net Loss per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options to purchase common stock	7,635,846	11,312,403	7,635,846	11,312,403
RSUs	524,765	388,381	524,765	388,381

8. Income Taxes

Income tax expense for the nine months ended September 30, 2017 was $800 or -0.0076%, on a pretax loss of $10.5 million. The difference between the Company's effective tax rate and the federal statutory rate of 35% is primarily attributable to the losses incurred by the Company. The Company maintained a valuation allowance as of September 30, 2017 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

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

As of September 30, 2017 and December 31, 2016, the Company had no accounts receivable and deferred revenue balance in either period with respect to its related party relationships. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Related party revenue	$—	$359	$383	$1,646
Related party cost of revenue	$—	$2	$1	$129

As of September 30, 2017, representatives of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company. The Company incurred director fees expenses of $23,000 and $57,000 to the investment firm for the three and nine months ended September 30, 2017 respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$2,473	$4,060	$9,582	$17,421
Japan	330	—	330	313
Asia-Pacific ex Japan	5,770	6,393	16,593	18,365
Europe and Middle East	49	121	150	722
Total	$8,622	$10,574	$26,655	$36,821

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S.  An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries and branches in Hong Kong and Taiwan.

11. Restructuring Charges

During September 2016, Company initiated a reduction in its workforce to improve its cost structure and align spending with continuing operations plans. The reduction constituted approximately 13% of the Company’s global workforce. As a result of reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.1 million. All of the expenses related to the September 2016 reduction in the Company’s workforce has been paid.

In March, 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the three months ended March 31, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents accrued liabilities for severance and related expenses and payments (in thousands) as of September 30, 2017.

	As of			As of
	December 31, 2016	Charge	Cash Payments	September 30, 2017
Severance and related expenses	$—	$1,351	$(1,322)	$29

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $8.6 million and $26.7 million for the three and nine months ended September 30, 2017 from $10.6 million and $36.8 million for the three and nine months ended September 30, 2016.  Our net loss decreased to $1.8 million and $10.5 million for the three and nine months ended September 30, 2017, respectively, compared to net loss of $6.8 million and $12.4 million for the three and nine months ended September 30, 2016 respectively.  Since inception, we have incurred net losses aggregating to an accumulated deficit of $178.9 million as of September 30, 2017.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM) and new non-volatile memory (NVM) technologies.  Going forward, we currently plan to continue growing our footprint within semiconductors, while expanding our engagements within the semiconductor ecosystem.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, for our sales and marketing employees, facility costs and professional expenses. Professional expenses consist of external website and marketing communication consulting costs and market research.

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

Interest income (expense), net

Interest expense consists primarily of interest on a capital lease for a furnace initiated in July 2016, but that was terminated in August 2017. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2017 as compared to those disclosed in our 2016 Form 10-K. For further information on our critical and other significant accounting policies, see our 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$6,869	$8,844	$(1,975)	-22%	$20,160	$30,857	$(10,697)	-35%
Licensing and royalty revenue	1,753	1,730	23	1%	6,495	5,964	531	9%
Total revenue	8,622	10,574	(1,952)	-18%	26,655	36,821	(10,166)	-28%
Cost of revenue:	2,875	3,456	(581)	-17%	8,409	12,384	(3,975)	-32%
Gross profit	5,747	7,118	(1,371)	-19%	18,246	24,437	(6,191)	-25%
Operating expenses:
Research and development	4,835	8,451	(3,616)	-43%	17,328	22,279	(4,951)	-22%
Sales and marketing	874	1,792	(918)	-51%	3,285	5,866	(2,581)	-44%
General and administrative	2,000	2,667	(667)	-25%	7,225	7,936	(711)	-9%
Restructuring charges	—	1,120	(1,120)		1,351	1,120	231
Total operating expenses	7,709	14,030	(6,321)	-45%	29,189	37,201	(8,012)	-22%
Loss from operations	(1,962)	(6,912)	4,950		(10,943)	(12,764)	1,821
Other income (expense):
Interest income (expense), net	70	51	19		182	123	59
Other income (expense), net	64	89	(25)		243	204	39
Total other income (expense), net	134	140	(6)		425	327	98
Loss before provision for income taxes	(1,828)	(6,772)	4,944		(10,518)	(12,437)	1,919
Provision for income taxes	—	3	(3)		1	7	(6)
Net loss	$(1,828)	$(6,775)	$4,947		$(10,519)	$(12,444)	$1,925

Revenue

Our revenue decreased by 18% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to a 22% decline in program revenue, partially offset by 1% increase in licensing and royalty revenue.  The decrease in program revenue was driven by the scheduled completion and reduction of program agreements.

Our revenue decreased by 28% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to a 35% decline in program revenue, partially offset by 9% increase in licensing and royalty revenue.  The decrease in program revenue was driven by the scheduled completion and reduction of program agreements. The increase in licensing and royalty revenue was primarily due to the sale of certain patents to a customer for $1.5 million during the three months ended March 31, 2017.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and nine months ended September 30, 2017 and 2016 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$2,473	29%	$4,060	39%	$9,582	36%	$17,421	47%
Japan	330	4%	—	—%	330	1%	313	1%
APAC ex Japan	5,770	67%	6,393	60%	16,593	62%	18,365	50%
Europe and Middle East	49	—%	121	1%	150	1%	722	2%
Total	$8,622	100%	$10,574	100%	$26,655	100%	$36,821	100%

The decrease in revenue from the United States region in the three and nine months ended September 30, 2017, as compared to the same periods ended September 30, 2016, are due to scheduled completion and reduction of program arrangements.

Cost of Revenue

Cost of revenue decreased by 17% and 32% during the three and nine months ended September 30, 2017, respectively, as compared to the same periods ended September 30, 2016, due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 67% and 68% during the three and nine months ended September 30, 2017, respectively as, compared to 67% and 66% for the three and nine months ended September 30, 2016. The increase for the nine months ended September 30, 2017 was primarily attributable due to decrease in direct labor, materials and other costs associated with programs.

Research and Development

R&D expenses decreased by 43% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The changes were primarily attributable to a $1.1 million decrease in labor and personnel-related expenses and $1.4 million decrease in professional fees.

R&D expenses decreased by 22% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The changes were primarily attributable to a $2.7 million decrease in labor and personnel-related expenses and $1.3 million decrease in professional fees.

Sales and Marketing

Sales and marketing expenses decreased by 51% during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  The decrease was primarily attributable to a $0.8 million decrease in personnel-related expenses as a result of reduced headcount.

Sales and marketing expenses decreased by 44% during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The decrease was primarily attributable to a $2.2 million decrease in personnel-related expenses as a result of reduced headcount.

General and Administrative

General and administrative expenses decreased by 25% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  The decrease was primarily attributable to decrease in personnel cost and professional fees.

General and administrative expenses decreased by 9% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  The decrease was primarily attributable to a decrease in personnel cost and professional fees.

Restructuring Charges

Restructuring expenses were $0 and $1.4 million during the three and nine months ended September 30, 2017. In March 2017, we initiated a restructuring plan to reduce our workforce by 18%, pursuant to which charges of $1.4 million were incurred for severance and other personnel related costs.

Restructuring expenses were $1.1 million during the three and nine months ended September 30, 2016. In September 2016, we initiated a restructuring plan to reduce workforce by 13%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss decreased by $4.9 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to decrease in labor and personnel-related expenses as a result of restructuring completed during third quarter 2016.

Our operating loss decreased by $1.9 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to decrease in labor and personnel-related expenses as a result of restructuring completed during third quarter 2016 and first quarter of 2017.

Interest Income (Expense), net

The increases in interest income during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016 were primarily related to higher income on our investments.

Other Income (Expense), net

Other Income, net, for the three and nine months ended September 30, 2017 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for Income Taxes during the three and nine months ended September 30, 2017 and 2016 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $4.9 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease was primarily due to decrease in labor and personnel-related expenses related to the restructuring completed during third quarter of 2016.

Our net loss decreased by $1.9 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to decrease in labor and personnel-related expenses as a result of the restructurings completed during the third quarter of 2016 and the first quarter of 2017.

Liquidity and Capital Resources

Prior to our initial public offering in November 2011, we substantially satisfied our capital and liquidity needs through private placements of redeemable convertible preferred stock and, to a lesser extent, cash flow from operations. As of September 30, 2017, we had $27.1 million of cash, cash equivalents and investments and $22.6 million of net working capital.

To date, we have incurred significant losses. During the three months ended September 30, 2017 and 2016, we incurred net losses of $1.8 million and $6.8 million, respectively. As of September 30, 2017, our accumulated deficit was $178.9 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,175)	$(1,700)
Net cash (used in) provided by investing activities	$5,316	$(988)
Net cash (used in) provided by financing activities	$(13)	$707

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during each of the nine months ended September 30, 2017 and September 30, 2016, primarily due to operating results.

Net cash used in operating activities during the nine months ended September 30, 2017 was primarily attributable to our net loss of $10.5 million, offset by non-cash charges of $5.4 million for depreciation, amortization, and accretion and $1.2 million for stock-based compensation and $0.7 million increase in accounts payable and $1.6 million decrease in accounts receivables.

Net cash provided by operating activities during the nine months ended September 30, 2016 was attributable to our net loss of $12.4 million, which was offset by non-cash charges of $7.7 million for depreciation, amortization, and accretion and $2.9 million for stock-based compensation.

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

During the nine months ended September 30, 2017, cash provided by investing activities was $5.3 million as a result of $1.5 million received from sale of intangible assets and $4.5 million received in the net redemption of our investments, partially offset by purchase of property, plant and equipment of $0.7 million.

During the nine months ended September 30, 2016, cash used in investing activities was $1.0 million, a result of $1.2 million in the net redemptions of short-term investments, offset by $2.1 million in capital expenditures.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the nine months ended September 30, 2017, cash used by financing activities was $13,000 for the capital lease payments, as compared to cash provided of $0.7 million for the nine months ended September 30, 2016, which was primarily from the proceeds of common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$20,618	$2,238	$5,279	$5,330	$7,771
Purchase obligations	318	318	—	—	—
Total	$20,936	$2,556	$5,279	$5,330	$7,771

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2017, we made regular lease payments of $1.8 million under this operating lease agreement. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without exposing us to significant risk of loss. The securities we invest in are subject to market risk and a change in prevailing interest rates may cause the principal amount of our investments to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. As of September 30, 2017, our investments were primarily in commercial paper, corporate notes and bonds and money market funds. If overall interest rates fell 10% for the three months ended September 30, 2017, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended September 30, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERMOLECULAR, INC.
(Registrant)
Date: November 2, 2017	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer