Form 10-K
period 2017-12-31
INTERMOLECULAR INC
filed 2018-03-02
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 12(a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the registrant's common stock, par value $0.001, held by non-affiliates of the registrant was $15.5 million based upon the closing price reported for such date by The Nasdaq Global Select Market. Shares of the registrant's common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2018, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 49,579,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTERMOLECULAR, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our customers and programs, expenses, liquidity, cash flow, growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Intermolecular, particular uncertainties that could affect future results include: our limited operating history; our ability to implement our new business model, which is dependent on, among other things, our ability to continuously grow and refresh our sales opportunities; fluctuations in quarterly results; our ability to achieve profitability, which is dependent on, among other things, (i) customer acceptance of our High-productivity combinatorial (or “HPC”) platform as an alternative to conventional research and development, (ii) our ability to provide customers with  the technological innovations they seek, and (iii) our ability to evaluate engineered thin-film materials for next generation technology products, our dependence on a limited number of customers; rapid technological changes and market cyclicality in the semiconductor industry; the early stage of development of the new market sectors and the challenges each industry within the sector faces; our ability to scale our development services to accommodate new customer engagements; our ability to make the substantial research and development investments required to stay competitive in our business and to be able to address a wider range of markets and customers; our ability to adequately protect against potential conflicts of interest and breaches of confidentiality among our customers; our ability to work cooperatively with our customers' materials suppliers and equipment manufacturers; the ability of our suppliers to deliver sufficient quantities of materials in a timely manner; our ability to manage our future growth, including an increasing number of employees, customers and programs; our ability to scale our development efforts and secure new programs with new or existing customers and the timing of those programs; the degree to which existing programs are completed or expanded; our ability to realize any expected growth, synergies or benefits from acquisitions, strategic investments or joint ventures we may enter into; our potential need for additional capital to finance our business for purposes that could include potential acquisitions as well as repayment of debt; the potential loss of key personnel; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; our general ability to compete successfully in challenging markets; product liability for our HPC tools and for our customers' products that incorporate technology developed through our programs; the costs and risks associated with environmental, health and safety laws and regulations; global or regional economic, political and social circumstances and foreign currency exchange rates that could adversely affect our business; business interruptions such as earthquakes and other natural disasters; our ability to use our tax credit carryforwards; our ability to effectively protect and monetize our intellectual property, including patents, trade secrets and other proprietary information; any potential involvement in intellectual property litigation; and any potential payments to our customers resulting from our intellectual property indemnification policies and obligations. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: "Risk Factors" of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductor and semiconductor related industries.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary high productivity combinatorial (HPC™) equipment platform, advanced characterization ability and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

Our HPC platform, which consists of our Tempus™ processing tools, our unique, automated characterization methods, and our Informatics analysis software, is purpose-built for research and development (R&D) using combinatorial process systems in concert with established chemical vapor deposition (CVD), physical vapor deposition (PVD) and atomic layer deposition (ALD) deposition methods. Combinatorial processing is a methodology for experimentation, discovery and development that employs parallel and other high-throughput experimentation, which allows for R&D experimentation at speeds up to 100 times faster than conventional R&D platforms that are optimized for manufacturing rather than for R&D.  Our development team included approximately 60 scientists and engineers (of whom approximately 58% have advanced degrees) or approximately 57% of our total headcount as of December 31, 2017.

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based R&D, and are pursuing technical advancements that are critical to their success and strategy. Samsung and Micron Technology, Inc. (“Micron”) and accounted for 10% or more of our revenue for the year ended December 31, 2017. Guardian, Micron, Samsung and SK hynix each accounted for more than 10% of our revenue for the year ended December 31, 2016, and Guardian, Micron and SK hynix each accounted for more than 10% of our revenue for the year ended December 31, 2015. To date, we have received the substantial majority of our revenue from customers in the semiconductor, glass, advanced alloys, light-emitting diodes (LEDs) and flat-panel display markets.

Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using PVD and ALD processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM), non-volatile memory (NVM) and phase-change memory technologies.  Going forward, we plan to continue growing our footprint with semiconductor device makers, while expanding our engagement with semiconductor materials and equipment makers.

We maintain a flexible engagement model that allows our customers to choose how best to leverage our HPC platform and whether and how to work with our development team.  Prior to 2015, we offered only multi-year collaborative development programs (CDPs), which typically required the customer to pay a fixed annual fee during the engagement and an ongoing royalty stream upon our customer’s commercialization of technology we developed under the program.  Such engagements typically took nine to twenty-four months to negotiate and often were conducted at or below cost to secure the royalty obligation, which was contingent upon our customer’s successful introduction of the developed technology under the CDP. Due to CDP contracts having a relatively long sales cycle and other reasons, since 2015, our preferred approach has been to engage with customers using a multi-year umbrella agreement that allows our customers to selectively engage in multiple projects, each typically having a duration of six to twelve months. With these multi-year umbrella agreements, we typically generate program revenue through contracted service-based fees that are collected upon the completion of projects and/or upon the completion of certain milestones.  For example, a service-based fee could include using our HPC platform to perform certain research services from scanning and screening new material combinations to achieving certain performance objectives using new material combinations. These multi-year umbrella agreements also can include success fees or royalties depending on how the project leverages our development team or incorporates our background technology. While the CDP model remains available to customers who prefer it, our baseline customer engagement strategy no longer includes a patent licensing component but instead relies upon program revenue being generated through service-based fees. Our new flexible engagement model has substantially reduced our sales cycle and improved our operating results.

We believe there are opportunities for us to develop our own advanced materials while preserving the trusted relationship with our customers.  By pursuing the discovery and development of novel materials required for new applications, we believe we can effectively complement our current customer’s markets.  We believe that the licensing of our proprietary materials and techniques has potential to produce additional future revenues.

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

•

Deep expertise in advanced materials, processes, integration and device architectures.  We have accelerated innovation for a broad set of customers across multiple markets. Our team and our platform enable more rapid comprehension and learning about advanced materials, processes, integration and device architectures, some of which is applicable across markets.  We generate our own IP such as materials characteristics, optimized processes and interoperability of systems and architectures that can be applicable in many fields of use and potentially could result in us being able to generate additional license-related fees.

•

Our revenue is built on customer programs and licensing fees. Our customer programs are designed to generate predictable services revenue throughout the length of the engagement as our multi-year umbrella contracts include service-based fees that are collected upon the completion of projects or upon the completion of certain milestones. In some cases, we also receive success fees or licensing fees for our work and technology, but this is not typical of most of our customer engagements. Licensing and royalty revenue over the past three years has accounted for 22%, 16% and  25% of revenue in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Intellectual Property

Our success depends in part on our IP, including patents, trade secrets and know-how. We have patented and continue to seek patent protection for combinatorial methods and systems included in our HPC platform, and we will also seek patents for advanced materials and related technologies we develop outside of development services for our customers, such as technologies developed as internal research and development or part of a joint development effort with a partner. Our intellectual property rights have terms that expire between 2018 and 2036.

Our Customers

Our customers serve large and growing markets, including the markets for semiconductors, glass, advanced alloys, LEDs, flat-panel displays, and other applications. Success in these markets requires rapid and cost-effective product innovation, fast time-to-market, competitive pricing, production scalability and the ability to achieve specific product performance requirements. Our semiconductor customers’ products are typically manufactured using thin-film deposition of advanced materials through customized processes that create a specific device architecture. These thin-film structures must then be scaled and integrated into cost-effective manufacturing processes to serve high-volume end markets. Conventional R&D approaches are increasingly challenged by the ever increasing device complexity and the market need to manage innovation in our target markets.

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

The majority of our revenue during 2017 came from Micron and Samsung, which represented a combined 70% of our total revenue during the year ended December 31, 2017. The majority of our revenue during 2016 came from Guardian, Micron, Samsung, and SK hynix, which represented a combined 75% of our total revenue during the year ended December 31, 2016.  The majority of our revenue during 2015 came from Guardian, Micron and SK hynix, which represented a combined 64% of our total revenue during the year ended December 31, 2015.

Research and Development

We conduct R&D activities for customers and for internal research and development on both workflow platform development and application R&D. As of December 31, 2017, we employed a research and development team of 82 full-time employees. This R&D team includes many experienced engineers, scientists and managers with advanced degrees from leading universities around the world and experience with leading chip manufacturers, solar PV companies and equipment and materials suppliers. We believe these R&D professionals on our team have enabled us to develop our HPC platform, support customer programs, implement our technology roadmap rapidly and provide us with the foundation for our technology advancement in the future.

We devote a substantial portion of our resources to engineering of our next-generation platforms by integrating future generations of technology and developing standardized software and hardware modules. We work closely with multiple vendors during the development of new workflows or workflow modifications for use in our future platforms. The synergies among existing and new workflows often enable us to operate with adjacent vertical technologies. Our R&D expenses were $21.6 million, $28.1 million and $28.6 million for the years ended December 31, 2017, 2016 and 2015, respectively; this represented approximately 58%, 59% and 63%, of our revenue in those years, respectively.

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

Employees

As of December 31, 2017, we had a total of 105 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas; Backlog

We derive a significant portion of our revenue from customers based in foreign countries, particularly those based in Asia, including Japan. Revenue generated from customers in Asia, including Japan, accounted for 68%, 51% and 35% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia and Japan.

For geographic information, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K. We report all of our business activities as a single reporting segment.

Our backlog as of December 31, 2017 was approximately $19.9 million.  Our backlog as of December 31, 2016 was approximately $19 million. As of December 31, 2015 we had backlog of approximately $27.2 million.

Corporate and Available Information

We were originally incorporated as The BEP Group, Inc. in Delaware in June 2004. In November 2004, we changed our name to Intermolecular, Inc. We are headquartered in San Jose, California.

Our Internet address is www.intermolecular.com. Information included on our website is not part of this Form 10-K. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. See http://ir.intermolecular.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

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

While we continue to offer royalties and license fees as a component of our compensation to customers who may prefer a CDP-type program, our typical customer engagement no longer requires such fees and often does not include them.  Instead of relying upon future royalty payments to recover losses incurred in performing a project, we now seek appropriate compensation primarily through program services fees [that are charged upon completion of certain projects or milestones, in each case as contracted with the relevant customer,] and, upon occasion, the payment of one time success fees or commercialization fees when the details of the engagement permit them (for example, when the engagement requires use of our background technology in our customer’s end product).  In an effort to further improve our profitability and mitigate the potential loss of royalty revenue due to forgoing our prior CDP model, we are independently developing advanced materials for licensing.  However, our new business model may not yield the level of profitability expected of our prior CDP model.

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

•	any involvement in significant litigation, and in particular IP litigation;
•	timing of our receipt of revenue under contracts included in backlog;
•	any payments resulting from our IP indemnification policies and obligations;
•	any need for significant additional capital to finance our business;
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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability

We have generated net losses each year since our inception, including $10.4 million, $15.4 million and $21.0 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. Our accumulated deficit as of December 31, 2017 was $178.7 million. We will need to significantly increase revenue and operating margins to achieve sustained profitability, which we may not be able to accomplish.

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

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future.  Our three largest customers accounted for 79% of our revenue in the fiscal year ended December 31, 2017, 65% of our revenue in the fiscal year ended December 31, 2016, and 65% of our revenue in the fiscal year ended December 31, 2015.

For each of the fiscal years ended December 31, 2017, 2016 and 2015, our largest customer during such year accounted for 57%, 38% and 36% of our revenue, respectively, and as of December 31, 2017, our largest customer accounted for 72% of our account receivables. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the program services, or a renegotiation of any licensing or royalty revenue owed to us by our customers, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in June 2016, our customer Micron opted not to renew further development work related to DRAM and NVM under its CDP with us, and this resulted in a reduction in the scope of R&D activities and associated revenue in 2016 and Guardian notified us they would not extend the term of our CDP with them after their scheduled contract expiration on January 31, 2017 which had an adverse impact on our revenue in 2017. If additional customers do not renew their contracts with us, our business, financial condition and results of operations would be adversely affected.

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

Our headquarters are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations, such as cybersecurity breaches, terrorist acts and other events that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Our business can be interrupted by a number of factors, including unexpected repairs and maintenance at our San Jose facility. Our business can also be impacted if our customers experience business interruptions as a result of natural disasters or other disruptive events. Any losses or damages we or our customers incur could have a material adverse effect on our cash flows and success as an overall business.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2017, we reported U.S. federal NOLs of approximately $67.0 million.  In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally, three years).

We experienced an ownership change on 12/31/2014 and utilization of NOL carryforwards will therefore be subject to annual limitation, pursuant to Internal Revenue Code Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

Recent U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Specific Risks Relating to Our Intellectual Property

We may be unable to effectively protect or monetize our intellectual property, which would negatively affect our ability to compete.

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of December 31, 2017, we owned or had exclusive licenses to 476 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under our customer engagements. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous three years due to the expense and resource-intensiveness of the patenting process. Finally, we actively manage our patent portfolio and regularly discontinue pursuing patent protection for inventions we believe are not or will not be commercially relevant or significant, and we could be mistaken in our judgments about which patents are valuable and which are not.

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

Historically, our customer engagement strategy included obtaining patent protection for technology developed for our customers under CDPs, and a portion of our revenue from our CDP customers derives from the licenses granted by us to our customers under these patents. In certain instances our ability to obtain patent protection may require customer approval. If the customer does not provide its approval, we cannot proceed with patent protection and the technology will be subject to trade secret protection only. If we are unable to obtain patent protection, we would not be able to enforce patent rights to the technologies in question.  While the CDP model remains available to customers who prefer it, our baseline customer engagement strategy no longer includes a patent licensing component but instead relies upon program services fees.

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

The bid price of our common stock closed below $1.00 per share on multiple days during 2017, and we cannot assure investors that we will be able to remain in compliance with the continued listing requirements of the Nasdaq Global Select Market.

Our common stock is listed on the Nasdaq Global Select Market, and as such, is subject to various requirements for continued listing under the rules of the Nasdaq Stock Market (the Listing Rules), including the $1.00 per share minimum bid price requirement set forth in Rule 5450(a)(1) of the Listing Rules (the Bid Price Requirement).  Under Rule 5810(c)(3)(A) of the Listing Rules, we will be found in violation of the Bid Price Requirement if the bid price of our common stock closes below $1.00 per share for 30 consecutive business days.

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

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned more than 50% of our common stock outstanding as of December 31, 2017. Based on public filings and our internal records, entities affiliated with Raging Capital Management, LLC (Raging Capital) beneficially owned approximately 29.7% of our common stock outstanding as of December 31, 2017, and Lloyd I. Miller and entities affiliated with each of Redpoint Ventures, Presidio Partners and U.S. Venture Partners also each beneficially owned more than 5% of our common stock outstanding as of such date. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets, and their interests may differ from those of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of December 31, 2017, we had 49.6 million shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended (the Securities Act) and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors may sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of December 31, 2017, the holders of approximately 8.9 million shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 17.7 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions described above.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our facilities currently consist of an aggregate of approximately 146,000 square feet of office, research and development clean room space in San Jose, California, pursuant to a lease that expires in 2025. As of December 31, 2017, we were using approximately 68% of the capacity of our clean room space in San Jose. We have historically expanded and invested in our facilities to support the growth of our programs and we expect to be able to continue to do so on commercially reasonable terms as we engage in new programs in the future. We have no reason to believe that additional space that we may need in the future will not be available on commercially reasonable terms.

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

	Low	High
For the Fiscal Year Ended December 31, 2017
First Quarter	$0.92	$1.15
Second Quarter	$0.80	$0.98
Third Quarter	$0.86	$1.05
Fourth Quarter	$1.03	$1.40

	Low	High
For the Fiscal Year Ended December 31, 2016
First Quarter	$1.83	$2.83
Second Quarter	$1.44	$2.52
Third Quarter	$0.96	$1.55
Fourth Quarter	$0.81	$1.15

As of February 22, 2018, there were approximately 29 holders of record of our common stock. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock (IMI) relative to the cumulative total return of the Nasdaq Composite Index (^IXIC) and Philadelphia Stock Exchange Semiconductor Index (SOX). The graph assumes that the value of the investment in our common stock on December 31, 2012 and in each of the foregoing indices on December 31, 2012 (including reinvestment of dividends, if any) was $100 and tracks it each year thereafter on the last trading day of each year through December 31, 2017.  The comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

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

We derived the consolidated statements of operations data for 2017, 2016, and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this filing. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Program revenue	$29,010	$39,690	$33,930	$30,624	$52,470
Licensing and royalty revenue	8,193	7,608	11,392	17,071	14,936
Total revenue	37,203	47,298	45,322	47,695	67,406
Cost of revenue	12,105	15,830	19,304	24,651	32,485
Gross profit	25,098	31,468	26,018	23,044	34,921
Operating expenses:
Research and development	21,535	28,126	28,576	24,320	24,502
Sales and marketing	4,019	7,383	5,881	5,770	6,475
General and administrative	9,198	10,713	12,287	12,636	11,973
Restructuring	1,351	1,114	—	1,361	—
Total operating expenses	36,103	47,336	46,744	44,087	42,950
Loss from operations	(11,005)	(15,868)	(20,726)	(21,043)	(8,029)
Other income (expense):
Interest income (expense), net	266	173	(267)	(682)	(830)
Other income (expense), net	337	265	(12)	(29)	57
Total other income (expense), net	603	438	(279)	(711)	(773)
Loss before provision for income taxes	(10,402)	(15,430)	(21,005)	(21,754)	(8,802)
Provision for income taxes	1	7	8	7	17
Net loss	(10,403)	(15,437)	(21,013)	(21,761)	(8,819)

Net loss attributable to common stockholders	$(10,403)	$(15,437)	$(21,013)	$(21,761)	$(8,819)
Net loss per share of common stock, basic and diluted	$(0.21)	$(0.31)	$(0.44)	$(0.47)	$(0.20)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	49,546,959	49,395,635	48,158,378	46,718,495	44,958,120
Other Data:
Adjusted EBITDA (unaudited)	$(651)	$(1,325)	$(4,871)	$(2,782)	$6,907
Adjusted earnings (unaudited)	$(7,580)	$(10,696)	$(15,340)	$(14,379)	$(3,336)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$25,807	$27,789	$35,332	$65,069	$72,083
Working capital	25,469	27,298	32,810	62,077	67,396
Total assets	44,309	53,168	69,677	105,437	124,482
Long-term debt, including current portion	—	—	—	23,000	25,000
Total stockholders' equity	$36,073	$44,996	$56,099	$70,265	$84,852

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

The following tables present a reconciliation of adjusted EBITDA and our adjusted earnings to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Years Ended December 31,
Adjusted EBITDA:	2017	2016	2015	2014	2013
	(in thousands)
Net loss	$(10,403)	$(15,437)	$(21,013)	$(21,761)	$(8,819)
Non-GAAP adjustments:
Interest (income) expense, net	(266)	(173)	(267)	682	830
Provision for taxes	1	7	8	7	17
Depreciation, amortization, impairment and accretion	7,194	9,537	10,728	10,908	9,396
Restructuring charges	1,351	1,114	—	1,361	—
Stock based compensation expense (1)	1,472	3,627	5,673	6,021	5,483
Adjusted EBITDA	$(651)	$(1,325)	$(4,871)	$(2,782)	$6,907

	Years Ended December 31,
Adjusted Earnings:	2017	2016	2015	2014	2013
	(in thousands)
Net loss	$(10,403)	$(15,437)	$(21,013)	$(21,761)	$(8,819)
Non-GAAP adjustments:
Restructuring charges	1,351	1,114	—	1,361	—
Stock-based compensation expense(1)	1,472	3,627	5,673	6,021	5,483
Adjusted earnings	$(7,580)	$(10,696)	$(15,340)	$(14,379)	$(3,336)

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$191	$510	$1,114	$1,315	$1,453
Research and development	373	949	1,668	1,234	1,301
Sales and marketing	119	527	651	1,470	1,175
General and administrative	789	1,641	2,240	2,002	1,554
Total stock-based compensation	$1,472	$3,627	$5,673	$6,021	$5,483

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
•

Results of Operations. An analysis of our financial results comparing the year ended December 31, 2017 to the year ended December 31, 2016 and the year ended December 31, 2016 to the year ended December 31, 2015.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $37.2 million for the year ended December 31, 2017 from $47.3 million for the year ended December 31, 2016.

Our net loss decreased to $10.4 million for the year ended December 31, 2017 from a net loss of $15.4 million for the year ended December 31, 2016. Since inception, we have incurred net losses leading to an accumulated deficit of $178.7 million as of December 31, 2017.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM), phase-change RAM and new non-volatile memory (NVM) technologies.  Going forward, we currently plan to continue growing our footprint within semiconductors, while expanding our engagement with semiconductor materials and equipment makers.

Basis of Presentation

How We Generate Revenue

Our customer engagement process primarily generates revenue in two ways: program revenue; and licensing and royalty revenue.  Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Program revenue	$29,010	$39,690	$33,930
Licensing and royalty revenue	8,193	7,608	11,392
Total revenue	$37,203	$47,298	$45,322

•

Program revenue.  Program revenue may include service-based fees such as payments for research services, milestone payments, and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to twelve months. We recognize program revenue in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate.

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. We anticipate our licensing and royalty revenue to represent a lower percentage of overall revenue in the future as we transition to a purely program services model.

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

Factors Affecting our Performance

Reliance on continued customer engagement. Our current preferred approach to customer engagement is to enter into multi-year umbrella agreements that allow our customers during the term to selectively engage in multiple projects, each typically having a duration of six to twelve months and each subject to its own payment obligations that we refer to as program service fees or service fees.  These multi-year umbrella agreements can also include success fees or royalties depending on how the project leverages our development team or incorporates our background technology.  Similarly, we seek an additional fee if a customer decides to commercialize our background technology. While our new flexible engagement model has substantially reduced our sales cycle, it has made us more reliant on continued customer programs and customer satisfaction with our deliverables.

Exposure to semiconductor memory end markets. Our performance is linked to the end markets in which our customers operate. Certain of these markets, such as the semiconductor memory markets have historically shown significant price volatility as a result of imbalances in supply and demand. As such, these markets have been traditionally challenging for participants. We attempt to manage this end market risk by participating in multiple end markets and by selecting customers that we believe will be successful in those markets however, in recent periods and going forward we have, and intend to focus primarily on, the semiconductor market and as a result, our revenue going forward could be more affected by this end market’s volatility.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

The following table sets forth our cost of revenue by revenue category:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues:
Cost of program revenue	$11,449	$15,705	$18,965
Cost of licensing and royalty revenue	656	125	339
Total cost of revenues	$12,105	$15,830	$19,304

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

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue has, and we expect will continue to, primarily consist of the amortization of acquired patents, which were acquired as part of our Symyx asset purchase in November 2011, and ongoing licensing obligations.

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

Restructuring Expense

Restructuring expenses consist of personnel-related costs associated with workforce reductions we completed during 2017 and 2016. In March 2017, we initiated a reduction in our workforce to reduce non-core activities and operating costs and to improve profitability. This reduction in our workforce constituted approximately 18% of our global workforce. As a result of the reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.3 million in 2017. In September 2016, we initiated a separate reduction in our workforce to improve our cost structure and align spending with continuing operations plans.  This reduction in our workforce constituted approximately 13% of our global workforce. As a result of this reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.1 million in 2016.

Interest Income (Expense), net

Interest expense consists primarily of interest on a capital lease initiated in July 2016 and terminated in August 2017 as well as interest accrued on our credit facility with Silicon Valley Bank (SVB), which was converted in November 2013 to a three year note and repaid in full in August 2015. Consequently there was no interest expense related to the SVB credit facility in 2016 and 2017. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

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

Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. To date, we have incurred net losses and have not recorded any U.S. federal income tax benefits as these losses have been offset by valuation allowances. As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $67.0 million and $63.4 million, respectively.

In addition, we had $3.0 million in U.S. federal R&D credit and $12.0 million in California R&D credit carryforwards to offset future income tax liabilities. Our ability to use our net operating loss carryforwards to offset future taxable income and our ability to use our tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations arising from "ownership changes" within the meaning of Section 382 of the Internal Revenue Code.

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

Stock-Based Compensation

We recognize compensation costs related to stock options and shares of restricted stock granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value for stock options, and the resulting stock-based compensation expense, using the Black-Scholes-Merton option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The fair value of the awards granted are calculated using the Black-Scholes-Merton option valuation model, which requires the use of assumptions which determine the fair value of share-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

Expected Term - The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be "plain vanilla," we used the simplified method to determine the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

Expected Volatility - The expected volatility is estimated based on our historical stock price following our IPO in November 2011.

Expected Dividend Rate - The expected dividend rate was assumed to be zero as we have never paid dividends and have no current plans to do so.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

In addition to the assumptions used in the Black-Scholes-Merton option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

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

As of December 31, 2017 we had $1.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.6 years.

The intrinsic value of all outstanding awards as of December 31, 2017 was $0.7 million, based on the $1.37 per share closing sale price for our common stock on December 31, 2017.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$29,010	$39,690	$(10,680)	-27%
Licensing and royalty revenue	8,193	7,608	585	8%
Total revenue	37,203	47,298	(10,095)	-21%
Cost of revenue:	12,105	15,830	(3,725)	-24%
Gross profit	25,098	31,468	(6,370)	-20%
Operating expenses:
Research and development	21,535	28,126	(6,591)	-23%
Sales and marketing	4,019	7,383	(3,364)	-46%
General and administrative	9,198	10,713	(1,515)	-14%
Restructuring charges	1,351	1,114	237	21%
Total operating expenses	36,103	47,336	(11,233)	-24%
Loss from operations	(11,005)	(15,868)	4,863
Other income (expense):
Interest income (expense), net	266	173	93
Other income (expense), net	337	265	72
Total other income (expense), net	603	438	165
Loss before provision for income taxes	(10,402)	(15,430)	5,028
Provision for income taxes	1	7	(6)
Net loss	$(10,403)	$(15,437)	$5,034

Revenue

Our revenue decreased by $10.1 million, or 21%, to $37.2 million during the year ended December 31, 2017, from $47.3 million during the year ended December 31, 2016, driven by a 27% decrease in program revenue, partially offset by an 8% increase in licensing and royalty revenue.  The decrease in program revenue of $10.7 million was primarily a result of $14.3 million decrease in revenue related to the scheduled completion and reduction of program agreements, which was partially attributable to the implementation of our new business model, which was partially offset by a $1.3 million increase in revenue from new customer engagements and $2.3 million increase in current customer growth. The increase in licensing and royalty revenue of $0.6 million was primarily due to the sale of certain patents to a customer for $1.5 million and was partially offset by lower royalty-related end-market sales and the ending of an exclusivity agreement.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and royalty-related end-market sales.

The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2017 and 2016 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$11,793	32%	$21,728	46%
Japan	401	1%	313	1%
APAC ex Japan	24,859	67%	23,830	50%
Europe and Middle East	150	0%	1,427	3%
Total	$37,203	100%	$47,298	100%

Cost of Revenue

Cost of revenue decreased by $3.7 million, or 24%, to $12.1 million during the year ended December 31, 2017 from $15.8 million during the prior year which ended December 31, 2016, due to decreases in labor and personnel-related expenses partially due to our restructuring, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.3 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 67.5% during the year ended December 31, 2017 compared to 66.5% for the year ended December 31, 2016. This increase was primarily attributable to a higher mix of licensing and royalty revenue in 2017 compared to 2016.

Research and Development

R&D expenses decreased by $6.6 million, or 23%, to $21.5 million during the year ended December 31, 2017, from $28.1 million compared to the year ended December 31, 2016. The changes were primarily attributable to decreases in our personnel-related expenses, partially due to our restructuring, and professional services fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.6 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Sales and Marketing

Sales and marketing expenses decreased by $3.4 million, or 46%, to $4.0 million during the year ended December 31, 2017, from $7.4 million during the year ended December 31, 2016. The changes were primarily attributable to decreases in our personnel-related expenses, partially due to our restructuring, and professional services fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.4 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

General and Administrative

General and administrative expenses decreased by $1.5 million, or 14%, to $9.2 million during the year ended December 31, 2017, from $10.7 million for the year ended December 31, 2016.  The changes were primarily attributable to decreases in our personnel-related expenses, partially due to our restructuring, and professional services fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.9 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Restructuring Charges

Restructuring expenses were $1.4 million and $1.1 million during the year ended December 31, 2017 and December 31, 2016, respectively.  In March 2017, we initiated a reduction in our workforce to reduce non-core activities and operating costs in an effort to improve profitability. The reduction in workforce constituted approximately 18% of our global workforce. As a result of the reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.4 million. In September 2016, we initiated a restructuring plan to reduce our workforce by 13%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss decreased by $4.9 million to $11.0 million during the year ended December 31, 2017, compared to $15.9 million for the year ended December 31, 2016, driven principally by an $11.2 million and $3.7 million decrease in our operating expenses and cost of revenue respectively, and was partially offset by a $10.1 million reduction in revenue primarily due to a loss of program revenue.

Interest Income (Expense), net

The increases in interest income (or decreases in interest expense) of $0.1 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, were primarily related to income on our investments.  During the year ended December 31, 2017, the expense primarily consisted of interest expense associated with the capital lease payments.

Other Income (Expense), net

Other income, net, for the year ended December 31, 2017 consisted principally of lease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease began during the second quarter of 2016.  Other income (expense) during the year ended December 31, 2017 consisted of foreign exchange gains and losses and was not significant.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2017 and 2016 consisted principally of income taxes on our foreign entities and state minimum income tax and were not significant during either period.

Net Loss

Our net loss decreased by $5.0 million to a net loss of $10.4 million during the year ended December 31, 2017, compared to $15.4 million for the year ended December 31, 2016. The differences between operating loss and net loss during the year ended December 31, 2017 and 2016 were primarily attributable to our sublease income and income on our investments.

Comparison of the Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015	$ Change	% Change
		(in thousands)
Revenue:
Program revenue	$39,690	$33,930	$5,760	17%
Licensing and royalty revenue	7,608	11,392	(3,784)	-33%
Total revenue	47,298	45,322	1,976	4%
Cost of revenue:	15,830	19,304	(3,474)	-18%
Gross profit	31,468	26,018	5,450	21%
Operating expenses:
Research and development	28,126	28,576	(450)	-2%
Sales and marketing	7,383	5,881	1,502	26%
General and administrative	10,713	12,287	(1,574)	-13%
Restructuring charges	1,114	—	1,114
Total operating expenses	47,336	46,744	592	1%
(Loss) income from operations	(15,868)	(20,726)	4,858
Other income (expense):
Interest expense, net	173	(267)	440
Other income (expense), net	265	(12)	277
Total other income (expense), net	438	(279)	717
Loss before provision for income taxes	(15,430)	(21,005)	5,575
Provision for income taxes	7	8
Net loss	$(15,437)	$(21,013)	$5,576

Revenue

Our revenue increased by $2.0 million, or 4%, to $47.3 million during the year ended December 31, 2016, from $45.3 million during the year ended December 31, 2015, driven by a 17% increase in program revenue, partially offset by a 33% decline in licensing and royalty revenue.  The increase in program revenue was primarily a result of a $4.7 million increase in revenue from new customer engagements and a $16.4 million increase in current customer growth, which was partially offset by a $15.3 million decrease in revenue related to scheduled completion and reduction of program agreements. The decrease in licensing and royalty revenue was primarily due to lower royalty-related end-market sales and the ending of a patent exclusivity agreement.

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

Other (Expense) Income, net

Other income, net, for the year ended December 31, 2016 consisted principally of lease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease began during the second quarter of 2016.  Other income (expense) during the year ended December 31, 2015 consisted of foreign exchange gains and losses and was not significant.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2016 and 2015 consisted of income taxes on our foreign entities and were not significant during either period.

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

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Please note that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2017 were as follows (in thousands, except share and per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands, except per share amounts, Unaudited)
Revenue:
Program revenue	$8,850	$6,869	$6,480	$6,812	$8,833	$8,844	$10,052	$11,961
Licensing and royalty revenue	1,698	1,753	1,609	3,133	$1,644	1,730	1,677	2,557
Total revenue	10,548	8,622	8,089	9,945	10,477	10,574	11,729	14,518
Cost of revenue	3,697	2,875	2,547	2,987	3,446	3,456	4,132	4,796
Gross profit	6,851	5,747	5,542	6,958	7,031	7,118	7,597	9,722
Operating expenses:
Research and development	4,206	4,835	5,385	7,108	5,847	8,451	6,924	6,904
Sales and marketing	734	874	931	1,481	1,518	1,792	2,130	1,943
General and administrative	1,974	2,000	2,217	3,008	2,777	2,667	2,669	2,600
Restructuring charges	—	—	3	1,348	(6)	1,120	—	—
Total operating expenses	6,914	7,709	8,536	12,945	10,136	14,030	11,723	11,447
Loss from operations	(63)	(1,962)	(2,994)	(5,987)	(3,105)	(6,912)	(4,126)	(1,725)
Other income (expense):
Interest income (expense), net	84	70	58	55	50	51	40	32
Other income (expense), net	95	64	82	97	63	88	98	16
Total other income (expense), net	179	134	140	152	113	139	138	48
Income (Loss) before provision for income taxes	116	(1,828)	(2,854)	(5,835)	(2,992)	(6,773)	(3,988)	(1,677)
Provision for income taxes	-	-	-	1	-	3	1	3
Net income (loss)	116	(1,828)	(2,854)	(5,836)	(2,992)	(6,776)	(3,989)	(1,680)
Net income (loss) per share of common stock, basic	$0.00	$(0.04)	$(0.06)	$(0.12)	$(0.06)	$(0.14)	$(0.08)	$(0.03)
Shares used in computing net loss per share of common stock, basic	49,559	49,555	49,555	49,519	49,486	49,466	49,448	49,286

Liquidity and Capital Resources

As of December 31, 2017, we had $25.8 million of cash, cash equivalents and investments and $25.5 million of net working capital.

To date, we have incurred significant losses. During the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $10.4 million, $15.4 million, and $21.0 million. As of December 31, 2017, our accumulated deficit was $178.7 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth; our expansion of our sales and marketing activities and overhead expenses; the timing and extent of our spending to support our R&D efforts and our ability to expand customer programs in the semiconductor industry; whether our restructuring efforts are successful; whether we are successful in obtaining payments from customers; the financial stability of our customers; whether we can enter into additional programs in our target industries; the progress and scope of collaborative R&D projects performed by us and our customers; the effect of any acquisitions of other businesses or technologies that we may make in the future; the filing, prosecution and enforcement of patent claims; how much we need to develop or enhance our solutions or HPC platform; and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, short-term investments and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash in the United States and therefore are not subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Years Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(873)	$(5,404)	$(4,827)
Net cash (used in) provided by investing activities	$1,210	$(1,214)	$16,578
Net cash (used in) provided by financing activities	$(6)	$701	$(21,840)

Cash Flows from Operating Activities

We experienced a negative cash flow from operating activities during the year ended December 31, 2017, 2016 and 2015, due primarily to operating results.

Net cash used in operating activities during the year ended December 31, 2017 of $0.9 million was primarily attributable to our net loss of $10.4 million, offset by non-cash charges of $7.2 million for depreciation, amortization, impairment and accretion and $1.5 million for stock-based compensation. Cash flow from our operating assets and liabilities increased $0.8 million primarily as a result of an increase in accounts payable, materials inventory and prepaid expenses and other assets of $0.6 million each, offset by an increase in accounts receivable of $0.5 million and decrease in deferred revenue $0.6 million.

Net cash used in operating activities during the year ended December 31, 2016 of $5.4 million was primarily attributable to our net loss of $15.4 million and cash payouts related to accrued compensation liabilities of $3.1 million, offset by non-cash charges of $9.5 million for depreciation, amortization, impairment and accretion and $3.6 million for stock-based compensation.

Net cash used in operating activities during the year ended December 31, 2015 of $4.8 million was primarily attributable to our net loss of $21.0 million offset by non-cash charges of $10.7 million in depreciation, amortization and accretion, $5.7 million in stock-based compensation. Cash flow from our operating assets and liabilities decreased $0.2 million primarily as a result of an increase in accounts receivable of $0.8 million and a decrease in deferred revenue of $1.2 million, offset by an increase in accrued liabilities of $3.0 million.

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

During the year ended December 31, 2017, cash provided by investing activities was $1.2 million as a result of $2.0 million in redemptions, net of maturities, of short-term investments, partially offset by $0.8 million in capital expenditures.

During the year ended December 31, 2016, cash used in investing activities was $1.2 million as a result of $2.4 million spent in capital expenditures partially offset by $1.2 million received in the net redemption of our investments.

During the year ended December 31, 2015, cash provided by investing activities was $16.6 million as a result of $18.8 million in redemptions, net of maturities, of short-term investments, offset by $1.5 million in capital expenditures and $0.8 million in capitalized patent and trademark costs.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the private sales of our redeemable convertible preferred stock and proceeds received from our initial public offering. In 2013 we entered into a term loan with SVB and in 2015 we repaid the loan in full.

During the year ended December 31, 2017, cash used in financing activities was $6,000, primarily as a result of principal payments on capital lease of $17,000, which was terminated in August 2017, offset by proceeds from the exercise of common stock options of $11,000.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$20,016	$2,253	$5,310	$5,363	$7,090
Purchase obligations	622	622	—	—	—
Total	$20,638	$2,875	$5,310	$5,363	$7,090

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the year ended December 31, 2017, we made regular lease payments of $2.4 million under this operating lease agreement and our lease obligation under the agreement as of December 31, 2017 was $20.0 million. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K for recent accounting pronouncements that could have an effect on us.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, we will need to revalue our net deferred tax asset at December 31, 2017. We estimate that this will result in a reduction in the value of our net deferred tax asset of approximately $10.3 million, which will be offset by the change in valuation allowance of $10.3 million.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and investment accounts as of December 31, 2017 totaled $25.8 million consisting of cash equivalents and investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. If overall interest rates fell 10% for the year ended December 31, 2017, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

Foreign Currency Exchange Risk

As we expand internationally, our consolidated results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with an insignificant portion of expenses incurred in our wholly-owned subsidiaries in Hong Kong and Taiwan in their local currencies. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of Intermolecular, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intermolecular, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the related consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ ArmaninoLLP

San Ramon, California

March 2, 2018

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,090	$5,759
Short-term investments	18,060	20,035
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2017 and December 31, 2016	5,519	5,063
Prepaid expenses and other current assets	1,069	1,397
Total current assets	30,738	32,254
Long-term investments	1,657	1,995
Materials inventory	2,781	3,357
Property and equipment, net	5,913	10,964
Intangible assets, net	2,620	4,001
Other assets	600	597
Total assets	$44,309	$53,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$928	$309
Accrued liabilities	865	1,451
Accrued compensation and employee benefits	2,535	1,663
Deferred revenue	941	1,533
Total current liabilities	5,269	4,956
Deferred rent, net of current portion	2,939	3,149
Other long-term liabilities	28	67
Total liabilities	8,236	8,172
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,569,721 and 49,513,528 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	214,796	213,313
Accumulated other comprehensive loss	(35)	(32)
Accumulated deficit	(178,738)	(168,335)
Total stockholders’ equity	36,073	44,996
Total liabilities and stockholders’ equity	$44,309	$53,168

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016
Revenue:
Program revenue	$29,010	$39,690
Licensing and royalty revenue	8,193	7,608
Total revenue	37,203	47,298
Cost of revenue:
Cost of program revenue	11,449	15,705
Cost of licensing and royalty revenue	656	125
Total cost of revenue	12,105	15,830
Gross profit	25,098	31,468
Operating expenses:
Research and development	21,535	28,126
Sales and marketing	4,019	7,383
General and administrative	9,198	10,713
Restructuring charges	1,351	1,114
Total operating expenses	36,103	47,336
Loss from operations	(11,005)	(15,868)
Other income (expense):
Interest income (expense), net	266	173
Other income (expense), net	337	265
Total other income (expense), net	603	438
Loss before provision for income taxes	(10,402)	(15,430)
Provision for income taxes	1	7
Net loss	$(10,403)	$(15,437)
Net loss per share, basic and diluted	$(0.21)	$(0.31)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,547	49,396

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2017	2016
Revenue:
Program revenue	$—	$267
Licensing and royalty revenue	383	1,741
Total revenue	$383	$2,008
Cost of Revenue:
Cost of program revenue	$—	$102
Cost of licensing and royalty revenue	1	29
Total cost of revenue	$1	$131

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016
Net loss	$(10,403)	$(15,437)
Change in unrealized loss on available-for-sale-securities, net of tax	(3)	(8)
Other comprehensive loss	(3)	(8)
Comprehensive loss, net of income tax	$(10,406)	$(15,445)

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Stockholders' Equity
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2015	49,092,260	49	208,972	(152,898)	(24)	56,099
Issuance of common stock from option exercises	369,173	1	714	—	—	715
Forfeiture of restricted stock awards	(62,500)	—	—	—	—	—
Vesting of restricted stock units	114,595	—	—	—	—	—
Stock-based compensation	—	—	3,627	—	—	3,627
Other comprehensive loss	—	—	—	—	(8)	(8)
Net loss	—	—	—	(15,437)	—	(15,437)
Balances as of December 31, 2016	49,513,528	50	213,313	(168,335)	(32)	44,996
Issuance of common stock from option exercises	6,270	—	11	—	—	11
Forfeiture of restricted stock awards	(12,500)	—	—	—	—	—
Vesting of restricted stock units	62,423	—	—	—	—	—
Stock-based compensation	—	—	1,472	—	—	1,472
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(10,403)	—	(10,403)
Balances as of December 31, 2017	49,569,721	$50	$214,796	$(178,738)	$(35)	$36,073

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,403)	$(15,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	7,194	9,537
Stock-based compensation	1,472	3,627
(Gain) loss on disposal of property and equipment	68	(12)
Changes in operating assets and liabilities:
Accounts receivable	(456)	1,051
Prepaid expenses and other current assets	585	122
Materials inventory	557	333
Accounts payable	592	(493)
Accrued and other liabilities	110	(3,069)
Deferred revenue	(592)	(1,063)
Net cash used in operating activities	(873)	(5,404)
Cash flows from investing activities:
Purchase of investments	(20,888)	(23,486)
Redemption of investments	22,861	24,676
Purchase of property and equipment	(777)	(2,381)
Proceeds from sale of equipment	14	22
Purchased and capitalized intangible assets	—	(45)
Net cash (used in) provided by investing activities	1,210	(1,214)
Cash flows from financing activities:
Principal Payment under capital leases obligation	(17)	(13)
Proceeds from exercise of common stock options	11	714
Net cash (used in) provided by financing activities	(6)	701
Net increase (decrease) in cash and cash equivalents	331	(5,917)
Cash and cash equivalents at beginning of period	5,759	11,676
Cash and cash equivalents at end of period	$6,090	$5,759

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$9
Cash paid for income taxes, net of refunds received	$1	$6
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$409	$791
Transfer of materials inventory to property and equipment	$428	$1,515
Additions to property, equipment and intangible assets not paid at the end of the period	$55	$84

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

Intermolecular, Inc. and subsidiaries (the Company) is headquartered in San Jose, California and has wholly-owned subsidiaries in Hong Kong and Taiwan.

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

The Company's consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception, the Company has incurred net losses and has accumulated a deficit of $178.7 million and $168.3 million as of December 31, 2017 and 2016, respectively. The Company completed a restructuring in early 2017 that reduced its quarterly net losses and enabled it to report a quarterly net profit for the fourth quarter of 2017.

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

The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment in order to determine the classification of the impairment as temporary or other-than-temporary, which involves considerable judgment regarding factors such as the length of the time and the extent to which the market value has been lower than the amortized cost, the nature of underlying assets, and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company considers it more likely than not that it will sell the security before it will recover its amortized cost basis, another-than-temporary impairment will be considered to have occurred. Another-than-temporary impairment will also be considered to have occurred if the Company does not expect to recover the entire amortized cost basis of the security, even if it does not intend to sell the security. The Company has recognized no other-than-temporary impairments for its marketable securities.

Materials Inventory

Materials inventory are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. Noncurrent materials inventory consist of raw materials in the amount of $2.8 million and $3.4 million, as of December 31, 2017 and December 31, 2016, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue in the period in which they occur. The Company recorded inventory impairment charges of $0.6 million and $0.8 million for the year ended December 31, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, the company reviews and tests its long-lived assets for impairment at least annually.  Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company generally records impairment of long-lived assets in research and development expense on the Consolidated Statements of Operations. The Company recorded a $0.1 million and $0.9 million impairment loss on property and equipment and a $0.6 million and $1.0 million impairment loss on intangible assets during the year ended December 31, 2017 and 2016, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowances for doubtful accounts as of December 31, 2017 and December 31, 2016.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent 10% or more of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Years Ended December 31,		As of December 31,	As of December 31,
	2017	2016	2017	2016
Customer A	57%	38%	72%	69%
Customer B	13%	17%	*	*
Customer C	*	10%	19%	*
Customer D	*	10%	*	*
Customer E	*	*	*	14%

*	less than 10%

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

The Company assesses the likelihood that the deferred tax assets will be recovered and establishes a valuation allowance to the extent the Company believes that it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2017 and 2016. Based on the available evidence, the Company believed it was more likely than not that it would not be able to utilize its deferred tax assets in the future. The Company intends to maintain a full valuation allowance until and if sufficient evidence exists to support all or a portion of its reversal.

The Company regularly reviews its tax positions for benefits to be realized. A tax position must be more likely than not to be sustained upon examination to justify recognition of a benefit for that position. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2017, the Company has not recognized any interest or penalties associated with unrecognized tax benefits.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards issued to employees and directors including employee stock options and restricted stock units based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options. Stock-based compensation cost is recorded net of estimated forfeitures on a straight-line basis over the requisite service period (generally the vesting period).

The Company accounts for stock options issued to nonemployees based on the fair value of the options determined using the Black-Scholes-Merton option-pricing model. The fair value of stock options granted to nonemployees is remeasured each reporting period as the stock options vest and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

The Company's financial instruments consist of Level I and Level II assets. Level I securities include highly liquid money market funds and certificates of deposit and Level II securities include corporate debt securities and commercial paper. There were no Level III assets or liabilities during the two year period ended December 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the standard is effective beginning in the first quarter of fiscal year 2018. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting. The cumulative-effect adjustment to retained earnings due to recognition of royalty revenue from cash basis to accrual basis upon adoption is not material.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company in the first quarter of fiscal 2018, with early adoption permitted under limited circumstances. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

On March 2016, FASB issued Accounting Standards Update (‘ASU’) 2016-09, Improvements to Employee Share-Based Payment Accounting, which makes a number of changes meant to simplify and improve accounting for share-based payments. The company has adopted ASU2016-09 as of January 1, 2017.  Net operating loss carryover has been increased by the amount of windfall, which is offset by valuation allowance. The adoption has no impact on the Company's financials.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) — Currently the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. ASU No. 2016-09 amended the current rule and decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The new standard currently has no impact on the Company, with no intra-entity transfer occurred in 2017.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,279	$2,279	$—	$—
Corporate debt securities and commercial paper	19,717	—	19,717	—
Total assets measured at fair value	$21,996	$2,279	$19,717	$—

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,669	$2,669	$—	$—
Corporate debt securities and commercial paper	22,030	—	22,030	—
Total assets measured at fair value	$24,699	$2,669	$22,030	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of December 31, 2017 (in thousands):

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$3,811	$—	$—	$3,811
Money market funds	2,279	—	—	2,279
Corporate debt securities and commercial paper	19,752	—	(35)	19,717
Total cash, cash equivalents and investments	$25,842	$—	$(35)	$25,807

As of December 31, 2016 the Company had $32,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	December 31, 2017	December 31, 2016
Lab equipment and machinery (1)	$58,937	$58,289
Leasehold improvements	6,248	6,246
Computer equipment and software	4,726	4,640
Furniture and fixtures	221	219
Construction in progress	282	590
Total property and equipment	70,414	69,984
Less accumulated depreciation	(64,501)	(59,020)
Property and equipment, net	$5,913	$10,964

(1)	Included $0 and $90,000 (in net book value) of lab equipment and machinery acquired under capital leases, as of December 31, 2017 and 2016, respectively. See Note 5 for detailed lease information.

During fiscal 2017, the Company determined that it identified indicators of impairment relating to certain lab equipment. Based on this evaluation, the Company recorded an impairment charge of $0.1 million.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. Because of changing market conditions, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.  As discussed in Note 1, Impairment of Long-Lived Assets, the Company recorded $0.9 million impairment-related expenses during the year ended December 31, 2016.

The following table presents depreciation expense included in the Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Years Ended December 31,
	2017	2016
Depreciation expense	$5,736	$7,141

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	December 31, 2017	December 31, 2016
Patents issued	$3,829	$4,892
Patents pending	128	385
Trademarks	40	40
Total intangible assets	3,997	5,317
Less patent amortization	(1,377)	(1,316)
Intangible assets, net	$2,620	$4,001

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance factoring in approximately 3 years on average for prosecution of the pending patents.

During fiscal 2017, the Company identified certain patents with carrying values deemed to not be recoverable.  Based on this evaluation, the Company recorded an impairment charge of $0.6 million related to these patents. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions (i.e., less marketplace demand and rising interest rates), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.  As discussed in Note 1, Impairment of Long-Lived Assets, the Company recorded impairment-related expenses of $1.0 million during the year ended December 31, 2016.

The following table presents patent amortization expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2017	2016
Amortization expense	$317	$489

Estimated future aggregate annual amortization expense for both issued and pending intangible assets is as follows (in thousands):

As of December 31:
2018	$272
2019	219
2020	213
2021	204
2022	199
Thereafter	1,473
Total	$2,580

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

The following table presents rent expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2017	2016
Rent expense	$2,249	$2,264

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands):

The years ending December 31,
2018	2,459
2019	2,521
2020	2,584
2021	2,648
2022	2,714
Thereafter	7,090
Total	$20,016

During 2017, the Company made payments in the amount of $2.4 million related to this operating lease.  In December 2015, the company signed a sublease to lease out a portion of office space. The sublessee began during the second quarter of fiscal 2016.  The term of the lease is for 3 years and rental payments from the sublessee are approximately $0.3 million per annum.

Capital Leases

During the third quarter of 2016, the Company leased a furnace under a three year lease agreement which was accounted for as a capital lease under ASC 840-30; the underlying asset is included in lab equipment and machinery. The lease agreement contains a cancellation option after 12 months and automatically transfers ownership of the property to the Company, the lessee, at the end of the lease term.  The Company terminated the lease in August 2017, recognized a loss of $29,000 and the capital lease obligation of $49,000 was cancelled with no future commitments or obligations thereunder being due in any subsequent period.  The net book value of the underlying asset as of the termination date was $79,000.

Depreciation expense of the furnace recorded under the capital lease obligations was $11,000 for fiscal 2017, compared to $8,000 for fiscal 2016.

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

6. Stock-Based Compensation

During the year ended December 31, 2011, the board of directors approved the 2011 Equity Incentive Plan (2011 Plan). A total of 4,225,648 shares of common stock were reserved for future issuance under the 2011 Plan, which became effective on November 17, 2011. The Company has a 2004 Equity Incentive Plan (2004 Plan), but no longer grants stock options under this plan. Canceled or forfeited stock option grants under the 2004 Plan will be added to the total amount of shares available for grant under the 2011 Plan. In addition, shares authorized but unissued as of November 17, 2011 under the 2004 Plan were added to shares available for grant under the 2011 Plan. The 2011 Plan contains an "evergreen" provision, pursuant to which the number of shares available for issuance under the 2011 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 2,535,389 shares, (b) 4.5% of the outstanding Shares on the last day of the immediately preceding fiscal year or

(c) such number of shares determined by the board of directors. During 2017 the Company registered an additional 2,228,109 shares under its 2011 Plan.

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

Option activity for the periods presented is as follows:

	Options Outstanding
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise	Contractual	Value
	Outstanding	Price	Life (Years)	(in thousands)
Balance as of December 31, 2015	11,312,218	2.83	8.0	2,450
Granted	2,450,500	1.34
Exercised	(369,173)	1.69
Cancelled	(3,369,945)	2.50
Balance as of December 31, 2016	10,023,600	2.04	7.2	15
Granted	2,831,600	1.08
Exercised	(6,270)	0.99
Cancelled	(4,440,702)	2.02
Balance as of December 31, 2017	8,408,228	$1.72	7.6	$993
Exercisable as of December 31, 2017	4,925,912	$2.12	6.5	$162
Vested and expected to vest as of December 31, 2017	7,467,807	$1.80	7.3	$761

Restricted stock award and restricted stock unit (RSUs) activity for the periods presented is as follows:

	Number of	Weighted-
	Stock RSUs	Average Grant
	Outstanding	Date Fair Value
Balance as of December 31, 2015	363,842	4.72
Granted	200,000	0.99
Vested	(139,747)	5.32
Forfeited	(71,682)	5.13
Balance as of December 31, 2016	352,413	2.44
Granted	300,000	0.96
Vested	(73,673)	5.39
Forfeited	(54,725)	3.37
Balance as of December 31, 2017	524,015	$1.09
Vested and expected to vest as of December 31, 2017	342,365

Typically, vesting of RSUs occurs over four years and is subject to the employee's continuing service to the Company. The aggregate intrinsic value of RSUs outstanding at December 31, 2017 and 2016 was $0.7 million and $0.3 million, respectively.

RSUs that vested during 2017 and 2016 had fair values of $0.1 million and $0.3 million as of the vesting date, respectively.

The following table presents details on grants made by the Company for the following periods:

	Years Ended		Years Ended
	December 31, 2017		December 31, 2016
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	2,831,600	$1.08	2,450,500	$1.34
RSUs	300,000	$0.96	200,000	$0.99

As of December 31, 2017 and December 31, 2016, the Company had reserved shares of common stock for issuance as follows:

	As of December 31, 2017	As of December 31, 2016
Number of stock options outstanding	8,408,228	10,048,607
Number of RSUs outstanding	519,015	323,663
Shares available for future grant	8,780,322	5,163,386
Total shares reserved	17,707,565	15,535,656

The Company recognized stock-based compensation expense for awards granted to its employees and nonemployees as follows (in thousands):

	Years Ended December 31,
	2017	2016
Cost of revenue	$191	$510
Research and development	373	949
Sales and marketing	119	527
General and administrative	789	1,641
Total stock-based compensation	$1,472	$3,627

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Years Ended December 31,
	2017	2016
Stock options	$1,301	$3,108
Restricted stock awards and restricted stock units (RSUs)	171	519
Total stock-based compensation	$1,472	$3,627

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of December 31, 2017, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,462	3.0
RSUs	$249	2.2

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2017 and 2016.

Additional information regarding options outstanding as of December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Options	Contractual	Exercise Price		Exercise Price
Range of Exercise Prices	Outstanding	Life (Years)	per Share	Exercisable	per Share
$0.00 to $1.50	3,995,659	9.16	$1.12	785,193	$1.16
$1.51 to $3.00	4,202,126	6.23	2.06	3,930,269	2.08
$3.01 to $4.50	21,950	2.95	3.40	21,950	3.40
$4.51 to $6.00	-	-	-	-	-
$6.01 to $7.50	145,500	3.47	6.32	145,500	6.32
$7.51 to $9.00	40,000	5.41	8.21	40,000	8.21
$9.01 to $10.50	3,000	5.07	9.46	3,000	9.46
	8,408,235	7.57	$1.72	4,925,912	$2.12

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

Valuation Method — The Company estimates the fair value of its stock options using the Black-Scholes-Merton option-pricing model.

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

Expected Volatility — The expected volatility is derived from the Company's historical stock price following its IPO in November 2011.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividend — The expected dividend has been zero as the Company has never paid dividends and does not expect to pay dividends.

Summary of Assumptions — The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2017	2016
Expected term (in years)	6.0	6.0
Risk-free interest rate	2.1%	1.3%
Expected volatility	55%	54%
Expected dividend rate	—%	—%

7. Net Loss per Share of Common Stock

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2017	2016
Stock options to purchase common stock	8,408,228	10,048,607
RSUs	519,015	323,663

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. For the year ended December 31, 2017, the income tax provision of $1,000 represents a provision for income taxes of nil related to foreign income taxes and state minimum income taxes of $1,000.

The provision for annual income taxes consisted of the following (in thousands):

	As of December 31,
	2017	2016
U.S. Federal	$—	$—
State	1	1
Foreign	—	6
Total current	$1	$7
Deferred:
U.S. Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred	$—	$—
Total provision for income taxes	$1	$7

The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	As of December 31,
	2017	2016
Expected provision at statutory federal rate	$(3,641)	$(5,400)
State tax—net of federal benefit	1	1
U.S. federal research credit	(654)	(843)
Non deductible expenses	23	66
Others	(9)	(9)
Change in valuation allowance	(6,017)	6,192
Rate differential impact on tax cuts and jobs act	10,298	—
Provision for income taxes	$1	$7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss federal and state	$18,494	$36,594
Research and foreign tax credits	10,007	13,783
Accrued compensation and vacation	226	430
Deferred revenue, other accruals and reserves	2,463	2,964
Stock-based compensation	2,048	4,727
Patents	723	2,065
Property and equipment	1,225	1,203
Gross deferred tax assets	$35,186	$61,766
Valuation allowance	$(35,186)	$(61,766)
Total deferred tax asset	$—	$—
Deferred tax liabilities:
Property and equipment	$—	$—
Total deferred tax liabilities	$—	$—
Net deferred tax assets	$—	$—

The Company established valuation allowances for U.S. federal and state deferred tax assets. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During the year ended December 31, 2017, the Company continued to maintain the valuation allowances for U.S. federal and state deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $35.2 million and $61.8 million as of December 31, 2017 and 2016, respectively. The decrease in the valuation allowance during the year ended December 31, 2017 was $26.6 million. The increase in the valuation allowance during the years ended December 31, 2016 was $7.3 million.

As of December 31, 2017, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $67.0 million and $63.4 million, respectively.  The U.S. federal net operating loss carryforwards will start to expire in 2026 while for state purposes, the net operating losses will begin to expire in 2029. The Internal Revenue Code (IRC) contains a provision which limits the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2017, $70.4 million and $45.4 million of the Company’s federal and California NOL carryovers, respectively, are both subject to an annual limitation of $1.2 million limitation, of which $23.1 million of both federal and California NOLs, would be available to offset future taxable income in the twenty-year carryforward period.

In addition, the Company has $3.0 million U.S. federal R&D credit and $12.0 million California R&D credit carryforwards to offset future income tax liabilities. U.S. federal R&D tax credits can be carried forward for 20 years and will start to expire in 2026. California R&D credits can be carried forward indefinitely. As of December 31, 2017, $7.8 million of the Company’s R&D credit carryovers is subject to an annual limitation of $1.2 million limitation, of which Nil R&D credits would be available to offset future taxable income in the twenty-year carryforward period.

Uncertain Tax Positions

For the year ended December 31, 2017, the total amount of unrecognized tax benefits excluding interest thereon was $3.0 million, none of which would impact the effective tax rate if realized during the year. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2017 and 2016. Although the timing and outcome of income tax audits is highly uncertain, unrecognized tax benefits are not expected to decrease in the next twelve months.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016
Unrecognized benefit—beginning of period	$4,212	$3,757
Gross increase—prior period tax positions	—	—
Gross decreases—prior period tax positions	(1,557)	—
Gross increases—current period tax positions	352	455
Unrecognized benefit—end of period	$3,007	$4,212

The Company's U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. The Company's income tax reporting periods beginning with tax year ended December 31, 2014 for the U.S., and tax year ended December 31, 2013 for the Company's major state and local jurisdictions remain generally open to audit by relevant tax authorities.

Tax Cuts and Jobs Act

On December 22, 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (Tax Reform Legislation), which made significant changes to U.S. federal income tax law affecting Company. Set forth below is a discussion of certain provisions of the Tax Reform Legislation and Company's assessment of the impact of such provisions on its financials.

Reduction in Corporate Tax Rate:  Effective January 1, 2018, the Company's U.S. income will be taxed at a 21 percent (subject to IRC Section 15 blended rate provisions) down from the 35 percent federal corporate rate. ASC 740-10-25-47 requires the Company to recognize the effect of this rate change on its deferred tax assets and liabilities in the period the tax rate change is enacted.  As a result, the Company has concluded this will cause the Company's net deferred taxes to be remeasured at the new lower tax rate.  The Company maintains a full valuation allowance on its U.S. net deferred tax assets. Deferred tax asset remeasurment (tax expense) of $10 million will be offset by a net decrease in valuation allowance, resulting no impact on Company's income tax expense.

Accelerated Expensing of Property:  In addition, the Tax Reform Legislation allows 100% expensing of cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. The bonus depreciation percentage is phased down from 100 percent beginning in 2023 through 2026.  Since the Company is in loss position, the Company is not expensing any fixed assets acquired and placed in service after September 27, 2017 for tax year 2017.  The Company is not expecting this provision has any impact to the tax provision since the Company is currently in loss and under full valuation allowance.

Transition Tax:  The Tax Reform Legislation provides for a one-time "deemed repatriation" of accumulated foreign earnings for the year ended December 31, 2017. Since the Company is generating a significant amount of loss during 2017 and all foreign operations are shut down during current year, the Company does not expect any impact to the financials.

Section 162(m):  Effective for tax years beginning on January 1, 2018 or later, tax reform legislation modifies Section (162)m rules to repeal the performance-based compensation and commission exceptions to the $1 million deduction limitation.  The Act contains a very important grandfather rule.  Written binding contract in effect on November 2, 2017, including plans where the right to participate in the plan is part of a written contract with an executive, are grandfathered.  Since the company's compensation to the CEO and other three highest paid executives is under $1 million, the Company does not expect these provisions will have a material impact to the Company for 2018.

9. Related Party Transactions

In March 2013, the Company amended the agreement that it had entered into in March 2010 with a related party and that it and the related party had amended in March 2012. Under the amended agreement, the two companies agreed to work together to conduct research and development and other activities. The development program between the parties ended during the year ended December 31, 2014, although certain licensing and royalty elements continued. The other party and the Company each had an independent board member that served on both companies’ boards of directors and the independent board member was also a managing member of a significant shareholder of the Company as of December 31, 2015.  In May 2016, this related party was acquired by and fully merged into another company.  As a result, the acquiree’s board of directors was fully dissolved; consequently the Company no longer considers the acquired company a related party as of December 31, 2016 and 2017.

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. As of December 31, 2015, this related party owned less than 5% of the Company’s common stock. During the third quarter of 2016, this related party sold all its holdings of the Company’s stock. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party to the Alliance Agreement and the Company each had an independent board member that served on both companies’ boards of directors; however the independent board member for the other party to the Alliance Agreement did not stand for re-election as director at the other company effective May 24, 2017 and thus the other company is no longer a related party. As of December 31, 2017 and December 31, 2016, the Company had no accounts receivable or deferred revenue balance in either period with respect to its related party relationships.

The following table presents related party revenue included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2017	2016
Related party revenue	$383	$2,008
Related party cost of revenue	$1	$131

At the annual stockholders meeting in May 2017, a new member was elected to the board of directors of the Company. This independent board member is a managing partner of an investment firm which holds a significant ownership position of the Company.  As of December 31, 2017, two representative of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company.  The Company incurred a director fees expense of $79,000 to the investment firm for fiscal 2017.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2017	2016
United States	$11,793	$21,728
Japan	401	313
Asia-Pacific ex Japan	24,859	23,830
Europe and Middle East	150	1,427
Total	$37,203	$47,298

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries in Hong Kong and Taiwan.

11. Restructuring Charges

In March, 2017, the Company initiated a reduction in force to reduce non-core activities and operating costs and to improve profitability. The reduction in force constituted approximately 18% of the Company’s global workforce. As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million. All such related expenses are recorded within “Restructuring charges” on the Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Consolidated Balance Sheets. The restructuring charges were substantially complete before December 31, 2017. The following table presents severance and related expenses and payments (in thousands) as of December 31, 2017.

	As of			As of
	December 31, 2016	Charges	Cash Payments	December 31, 2017
Severance and related expenses	$12	$1,351	$(1,348)	$15

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

12. Subsequent Event

The Company has evaluated events up to the filing date of the Form 10-K and determined that no subsequent event activity required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

We made no changes to our internal control over financial reporting during the quarterly period ended December 31, 2017 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference to the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors, Corporate Governance and Related Matters" in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference to the information in the 2018 Proxy Statement under the headings "Executive Compensation," "Board of Directors, Corporate Governance and Related Matters" and "Executive Compensation—Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2018 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2018 Proxy Statement under the subheadings “Director Independence,” "Transactions with Related Persons" and "Related Person Transaction Policy" under the heading “Board of Directors, Corporate Governance and Related Matters.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2018 Proxy Statement under the headings “Audit-related Matters” and "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K
2.	All schedules are omitted because either they are not required information, or the required information is in the financial statements or notes thereto.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBITS

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

2.1		Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1

3.1		Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1

3.2		Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2

4.1		Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1

4.2		Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2

4.3		Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1

4.4		Governance Agreement by and between Intermolecular, Inc. and Raging Capital Management, LLC.	8-K	11/16/2016	10.1

10.1	†	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3

10.2	†	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4

10.3	†	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5

10.4	†	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6

10.5	†	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7

10.6	†	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.7	†	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8

10.8		Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12

10.9a	+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a

10.9b	+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b

10.9c	+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c

10.10a	+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a

10.10b	+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b

10.10c	+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c

10.10d	+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d

10.11a	+	Amendment to Intermolecular, Inc. Change in Control Severance Agreement Scot A. Griffin.	10-Q	08/06/2015	10.14c

10.11b	+	Form of Change in Control and Severance Agreement.	10-Q	08/6/2015	10.14d

10.11c	+	Change in Control and Severance Agreement between Intermolecular, Inc. and Christian Kramer.	10-Q	11/02/2016	10.11d

10.12	†	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.13	†

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

			10-Q	05/08/2012	10.2

10.14	†	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012.	10-K	03/04/2013	10.17

10.15	†	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2013	10.18

10.16	†	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.	10-Q	05/02/2013	10.20

10.18	†	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.27

10.19	†	Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.28

10.20	†	Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.29

10.21	†	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.30

10.22		First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.	10-Q	11/07/2013	10.31

Exhibit		Exhibit	Incorporated By Reference			Filed
Number		Exhibit Description	Form	Date	Number	Herewith

10.23	†	Amendment Number 10 to the Wets Workflow Purchase Agreement and Dry Workflow Agreement between Advanced Technology Materials, Inc., and Intermolecular, Inc., dated December 30, 2013.	10-K	03/10/2014	10.32

10.24	†	Amendment No. 2 to the Research Agreements between Guardian Industries and Intermolecular dated December 30, 2013.	10-K	03/10/2014	10.34

10.25	†	Amendment No. 3 to the Research Agreements between Guardian Industries and Intermolecular dated February 6, 2014.	10-Q/A	10/03/2014	10.36

10.26	†	Amendment No. 4 to the Research Agreements between Guardian Industries and Intermolecular dated October 30, 2014.	10-K	02/27/2015	10.37

10.27	+	Employment Agreement, effective October 12, 2014, by and between Bruce McWilliams and Intermolecular, Inc.	10-K	02/27/2015	10.38

10.28	+	Employment Agreement by and between Intermolecular, Inc. and Christian Kramer.	10-Q	11/02/2016	10.29

10.29	+	Separation Agreement by and between Intermolecular, Inc. and Scot A. Griffin.	10-Q	11/02/2016	10.30

10.30	+	Amended and Restated Change in Control and Severance Agreement.	10-Q	05/04/2017	10.1

10.31	+	Offer Letter by and between Intermolecular, Inc. and Bill Roeschlein.	10-Q	05/04/2017	10.2

10.32	+	Separation Agreement by and between Intermolecular, Inc. and Bruce McWilliams.	10-Q	05/04/2017	10.3

10.33	+	Separation Agreement by and between Intermolecular, Inc. and C. Richard Neely, Jr.	10-Q	05/04/2017	10.4

10.34	+	Consulting Agreement by and between Intermolecular, Inc. and Bruce McWilliams.	10-Q	08/08/2017	10.1

16.1		Letter to Securities and Exchange Commission from KPMG LLP, dated April 1, 2016	8-K	04/01/2016	16.1

23.1		Consent of Independent Registered Public Accounting Firm.				X

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERMOLECULAR, INC.
Date: March 2, 2018	By:	/s/ CHRISTIAN F. KRAMER
Christian F. Kramer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE M. McWILLIAMS	Chairman of the Board of Directors	March 2, 2018
Bruce M. McWilliams

/s/ CHRISTIAN F. KRAMER	President and Chief Executive Officer (Principal Executive Officer), Director	March 2, 2018
Christian F. Kramer

/s/ BILL ROESCHLEIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2018
Bill Roeschlein

/s/ MARVIN D. BURKETT	Director	March 2, 2018
Marvin D. Burkett

/s/ IRWIN FEDERMAN	Director	March 2, 2018
Irwin Federman

/s/ GEORGE M. SCALISE	Director	March 2, 2018
George M. Scalise

/s/ KENNETH H. TRAUB	Director	March 2, 2018
Kenneth H. Traub

/s/ JONATHAN B. SCHULTZ	Director	March 2, 2018
Jonathan B. Schultz

/s/ ADAM SCHEER	Director	March 2, 2018
Adam Scheer

/s/ MATTHEW S. FURNAS	Director	March 2, 2018
Matthew S. Furnas