Form 10-Q
period 2018-03-31
INTERMOLECULAR INC
filed 2018-05-08
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of May 04, 2018
Common stock, $0.001 par value	49,601,373

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,421	$6,090
Short-term investments	22,822	18,060
Accounts receivable	4,199	5,519
Prepaid expenses and other current assets	959	1,069
Total current assets	32,401	30,738
Long-term investments	—	1,657
Materials inventory	2,814	2,781
Property and equipment, net	4,940	5,913
Intangible assets, net	2,485	2,620
Other assets	589	600
Total assets	$43,229	$44,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$928
Accrued liabilities	958	865
Accrued compensation and employee benefits	1,781	2,535
Deferred revenue	997	941
Total current liabilities	4,135	5,269
Deferred rent	2,878	2,939
Other long-term liabilities	28	28
Total liabilities	7,041	8,236
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,601,373 and 49,569,721 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	50	50
Additional paid-in capital	215,082	214,796
Accumulated other comprehensive loss	(59)	(35)
Accumulated deficit	(178,885)	(178,738)
Total stockholders’ equity	36,188	36,073
Total liabilities and stockholders’ equity	$43,229	$44,309

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Program revenue	$9,256	$6,812
Licensing and royalty revenue	419	3,133
Total revenue	9,675	9,945
Cost of revenue:
Cost of program revenue	3,375	2,697
Cost of licensing and royalty revenue	1	290
Total cost of revenue	3,376	2,987
Gross profit	6,299	6,958
Operating expenses:
Research and development	4,032	7,108
Sales and marketing	796	1,481
General and administrative	2,286	3,008
Restructuring charges	—	1,348
Total operating expenses	7,114	12,945
Loss from operations	(815)	(5,987)
Other income (expense):
Interest income (expense), net	106	55
Other income (expense), net	87	97
Total other income (expense), net	193	152
Loss before provision for income taxes	(622)	(5,835)
Provision for income taxes	1	1
Net loss	$(623)	$(5,836)
Net loss per share, basic and diluted	$(0.01)	$(0.12)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,581,927	49,519,251

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended March 31,
	2018	2017
Revenue:
Licensing and royalty revenue	$—	$383
Total revenue	$—	$383
Cost of Revenue:
Cost of licensing and royalty revenue	$—	$1
Total cost of revenue	$—	$1

See accompanying notes to unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(623)	$(5,836)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	(24)	11
Other comprehensive income (loss)	(24)	11
Comprehensive loss, net of income tax	$(647)	$(5,825)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(623)	$(5,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,423	1,977
Stock-based compensation	270	656
Gain on disposal of property and equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,796	1,248
Prepaid expenses and other assets	121	476
Materials inventory	(69)	78
Accounts payable	(554)	381
Accrued and other liabilities	(730)	1,394
Deferred revenue	56	183
Net cash provided by operating activities	1,690	553
Cash flows from investing activities:
Purchase of investments	(6,252)	(2,827)
Redemption of investments	3,070	4,408
Purchase of property and equipment	(194)	(264)
Proceeds from sale of equipment	—	7
Net cash (used in) provided by investing activities	(3,376)	1,324
Cash flows from financing activities:
Principal payment under capital leases obligations	—	(5)
Proceeds from exercise of common stock options	17	—
Net cash (used in) provided by financing activities	17	(5)
Net increase (decrease) in cash and cash equivalents	(1,669)	1,872
Cash and cash equivalents at beginning of period	6,090	5,759
Cash and cash equivalents at end of period	$4,421	$7,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	3
Cash paid for income taxes, net of refunds received	$1	1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$30	$172
Transfer of materials inventory to property and equipment	$66	$178
Additions to property, equipment and intangible assets not paid at the end of the period	$88	$155

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 2, 2018. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from the audited Consolidated Financial Statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments consist of demand deposits, money market accounts, certificates of deposit, corporate bonds and commercial paper maintained with high quality financial institutions. The Company's accounts receivable consists of non-interest bearing balances due from credit-worthy customers.

Significant Accounting Policies

Adoption of New Accounting Standard

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18 (ASU 2016-18), Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and there was no impact on the Company’s Condensed Consolidated Financial Statements as the Company had no restricted cash balances as of March 31, 2018 and December 31, 2017.

On January 1, 2018, we adopted the new accounting standard ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments (“the new revenue standard”) to all contracts which were not completed as of January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue Recognition

The Company’s principal sources of revenue are from program services and to a lesser extent from royalty revenue from customers who license our intellectual property.

Revenue from contracts with customers is recognized using the following five steps:

a) Identify the contract(s) with a customer

b) Identify the performance obligations in the contract

c) Determine the transaction price

d) Allocate the transaction price to the performance obligations in the contract

e) Recognize revenue when (or as) the Company satisfies a performance obligation

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct. The transaction price is the amount of consideration a Company expects to be entitled from a customer in exchange for providing the goods or services.

The unit of account for revenue recognition is a performance obligation (a good or service).  A contract may contain one or more performance obligations.  Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price also reflects the impact of the time value of money if there is a significant financing component present in an arrangement. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.

Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time depending on the nature of the arrangement.

A majority of our program services revenue is recognized as services are performed using percentage of completion method of contract accounting based on the output or input (i.e., units or labor hours) method, whichever is the most appropriate measure of progress towards completion of the contract

Input method: The use of the input method requires the Company to make reasonably dependable estimates.  We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract.  The input method is reasonable because the hours best reflect the Company’s efforts toward satisfying the performance obligation over time.  As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to the Company’s measure of progress is accounted for as a change in accounting estimate.

License and royalty revenues are recognized based on estimated end-market sales of products that incorporate our intellectual property.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet, as of January 1, 2018, as a result of the adoption of ASC 606 were as follows (in thousands):

	Balance at December 31, 2017	Adjustment Due to ASC 606	Balance at January 1, 2018
Condensed Consolidated Balance Sheet
Assets
Accounts receivable	$5,519	$475	$5,994
Stockholders' equity
Accumulated deficit	$(178,738)	$475	$(178,263)

The impact of ASC 606 adoption on our Condensed Consolidated Statement of Operations and Balance Sheet were as follows (in thousands):

	For the Period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Operations
Revenues
Licensing and royalty revenue	$419	$475	$(56)
Net loss	(623)	(567)	56

Condensed Consolidated Balance Sheet
Assets
Accounts receivable	4,199	3,780	419
Stockholders' equity
Accumulated deficit	$(178,885)	$(179,304)	$(419)

Contract balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. For our contracts, amounts are billed at periodic intervals, such as on monthly basis. Generally, contract assets results from revenue recognition in advance of billings, and contract liabilities results from billing in advance of revenue recognition. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period. The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Balance at March 31, 2018	Balance at December 31, 2017
Receivable, which are included in Accounts receivable	$3,589	$5,259
Contract assets	610	260
Contract liabilities	$997	$941

All of the contract liability balance at the beginning of year of $0.9 million was recognized as revenue for the three months ended March 31, 2018.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Materials Inventory

Materials inventory consists of raw materials in the amount of $2.8 million as of March 31, 2018 and December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of March 31, 2018 and December 31, 2017.

There have been no other significant changes to the Company’s accounting policies since it filed its audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2018	2017	2018	2017
Customer A	58%	50%	48%	72%
Customer B	28%	*	22%	19%
Customer C	*	*	10%	*
Customer D	*	19%	*	*
Customer E	*	13%	*	*

*	less than 10%

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of ASU 2016-02 on its Consolidated Financial Statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for its real estate operating lease.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due to their short maturities. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of March 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$1,172	$1,172	$—	$—
Corporate debt securities and commercial paper	22,822	—	22,822	—
Total assets measured at fair value	$23,994	$1,172	$22,822	$—

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,279	$2,279	$—	$—
Corporate debt securities and commercial paper	19,717	—	19,717	—
Total assets measured at fair value	$21,996	$2,279	$19,717	$—

Debt investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires all-investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method. Cash, cash equivalents, and investments consisted of the following as of March 31, 2018 (in thousands):

	As of March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$3,249	$—	$—	$3,249
Money market funds	1,172	—	—	1,172
Corporate debt securities and commercial paper	22,882	—	(60)	22,822
Total cash, cash equivalents and investments	$27,303	$—	$(60)	$27,243

As of December 31, 2017, the Company had $36,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Lab equipment and machinery	$59,121	$58,937
Leasehold improvements	6,330	6,248
Computer equipment and software	4,656	4,726
Furniture and fixtures	221	221
Construction in progress	226	282
Total property and equipment	70,554	70,414
Less accumulated depreciation	(65,614)	(64,501)
Property and equipment, net	$4,940	$5,913

The following table presents depreciation expense included in the Condensed Consolidated Statements of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2018	2017
Depreciation expense	$1,236	$1,470

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Patents issued	$3,742	$3,829
Patents pending	124	128
Trademarks	40	40
Total intangible assets	3,906	3,997
Less patent amortization	(1,421)	(1,377)
Intangible assets, net	$2,485	$2,620

The following table presents patent amortization expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$69	$85

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in November 2013 and May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Rent expense	$563	$561

During the first quarter of 2018, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the sublease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the first quarter of 2018.

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

Depreciation expense of the furnace recorded under the capital lease obligations was $0 for the three months ended March 31, 2018, and $5,000 for the three months ended March 31, 2017.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated based on the respective grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	6.0	6.0
Risk-free interest rate	2.6%	2.1%
Expected volatility	54%	55%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$53	$65
Research and development	55	182
Sales and marketing	30	59
General and administrative	132	350
Total stock-based compensation	$270	$656

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$215	$581
Restricted stock awards and restricted stock units (RSUs)	55	75
Total stock-based compensation	$270	$656

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2018, which is expected to be recognized over the following weighted-average periods (in thousands):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,404	2.9
RSUs	$460	2.4

The following table presents details on grants made by the Company for the following periods:

	March 31, 2018		March 31, 2017
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	395,000	$0.72	1,106,500	$0.60
RSUs	345,000	$1.35	300,000	$0.96

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $8,000 and $0, respectively.

RSUs that vested during the three months ended March 31, 2018 and 2017 had fair values of $30,000 and $75,000 , respectively, as of the vesting date.

Common Stock

As of March 31, 2018 and December 31, 2017, the Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2018	As of December 31, 2017
Number of stock options outstanding	8,367,253	8,408,228
Number of RSUs outstanding	848,750	519,015
Shares available for future grant	10,690,554	8,780,322
Total shares reserved	19,906,557	17,707,565

7. Net Loss per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock	8,367,253	10,208,689
RSUs	848,750	580,640

8. Income Taxes

Income tax expense for the three months ended March 31, 2018 was $800, on a pretax loss of $0.6 million. The Company maintained a valuation allowance as of March 31, 2018 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. The corporate tax rate was reduced from 35% to 21% for tax years beginning after December 31, 2017 and certain provisions exist on which to allow accelerated expensing of equipment for a portion of 2017 and for future years. This largely only affected the value of the Company’s deferred tax asset with a corresponding offset to valuation allowance. The Tax Act also limits the amount of net operating losses that can be used to reduce taxable income to 80% for net operating losses generated for periods beginning after December 31, 2017. Existing net operating losses, arising in years on or before December 31, 2017 are not affected by the Tax Act.

In January 2018, the SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Act to provide guidance for companies that have not completed their accounting for the income tax effects of the Tax Act in the period of enactment, which is the period that includes December 22, 2017. In issuing the guidance, the SEC staff said it was clarifying the application of ASC 740 for companies that may encounter situations where they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for one or more elements of their income tax provision under ASC 740 for the reporting period in which the Tax Act was enacted. The SEC staff said a company that hasn’t completed its accounting for the effects of the Tax Act by its financial reporting deadline may report provisional amounts based on reasonable estimates for items for which the accounting is incomplete. Those amounts will be subject to adjustment during a measurement period that begins in the reporting period that includes the Tax Act’s enactment date and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC 740. The measurement period should not extend beyond one year from the enactment date (i.e., the measurement period must be completed by December 22, 2018). The SEC staff said a company that cannot make a reasonable estimate for an income tax effect should not account for that effect until it can make such an estimate.

The Company completed its analysis before the end of the measurement period; no adjustments were made during Q1 2018.  The Company has considered Tax Act legislative changes that became effective in 2018. The Company does not expect the Tax Act to have a significant impact on the results of operations.

9. Related Party Transactions

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. During 2016, the related party sold all its holdings of the Company’s stock and owned no Company’s common stock as of December 31, 2016. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party to the Alliance Agreement and the Company each had an independent board member that served on both companies’ boards of directors; however the independent board member for the other party to the Alliance Agreement did not stand for re-election as director at the other company effective May 24, 2017 and thus the other company is no longer a related party.

As of March 31, 2018 and December 31, 2017, the Company had no accounts receivable and deferred revenue balances in either period with respect to its related party relationship. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Related party revenue	$—	$383
Related party cost of revenue	$—	$1

As of March 31, 2018, two representatives of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company. The Company incurred director fees expenses of $21,000 and $13,000 to the investment firm for the three months ended March 31, 2018 and 2017, respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$1,232	$4,572
Asia-Pacific ex Japan	8,443	5,373
Total	$9,675	$9,945

Long-Lived Assets

All of the Company’s long-lived assets are located in the U.S.

11. Restructuring Charges

In March, 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the three months ended March 31, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents accrued liabilities for severance and related expenses and payments as of March 31, 2018 (in thousands).

	As of			As of
	December 31, 2017	Charge	Cash Payments	March 31, 2018
Severance and related expenses	$15	$—	$(11)	$4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 (2017 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2017 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $9.7 million for the three months ended March 31, 2018 from $9.9 million for the three months ended March 31, 2017.  Our net loss decreased to $0.6 million for the three months ended March 31, 2018, compared to net loss of $5.8 million for the three months ended March 31, 2017.  Since inception, we have incurred net losses aggregating to an accumulated deficit of $178.9 million as of March 31, 2018.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM), new non-volatile memory (NVM) and phase-change memory technologies.  Going forward, we currently plan to continue growing our footprint within semiconductors, while expanding our engagement with semiconductor materials and equipment makers.

Basis of Presentation

How We Generate Revenue

Our customer engagement process primarily generates revenue in two ways: program revenue; and licensing and royalty revenue.  Programs are our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

•

Program revenue.  Program revenue may include payments for research services and subscription payments for dedicated and shared workflow tools used in the programs and reimbursed payments for consumables and outside services from third parties. Individual programs typically range from six months up to three years. We recognize program revenue in a manner consistent with activities performed. As we engage new customers and negotiate extensions for existing customer agreements that are nearing completion, we expect program revenue to continue to fluctuate.

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In addition, licensing and royalty revenue may include sale of intellectual property when title transfers if there are no remaining performance obligations related to the intellectual property transfer. During the first quarter of 2017, in connection with a CDP, we recognized revenue on the sale of intellectual property that was developed during the term of the CDP. We anticipate our licensing and royalty revenue to continue to fluctuate based on the timing and amount of minimum license fees guaranteed by certain customer contracts and the timing of customer reported volume-based royalties.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs, including stock-based compensation, for our sales and marketing employees, facility costs and professional expenses. Professional expenses consist of external website, marketing communication consulting costs and market research.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, as well as professional services and facilities costs related to our executive, finance, legal, human resources, management information systems and information technology functions. Professional services consist of outside accounting, information technology, consulting and legal costs. We also incur significant accounting and legal costs related to compliance with rules and regulations enacted by the Securities and Exchange Commission, as well as insurance, investor relations and other costs associated with being a public company.

Interest income (expense), net

Interest expense consists primarily of interest on a capital lease for a furnace initiated in July 2016, which was terminated in August 2017. Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Restructuring Expense

Restructuring expense consists of personnel-related costs associated with workforce reductions we completed during 2017.  In March, 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.3 million, which was recognized during the three months ended March 31, 2017.

Other Income, net

Other income primarily consists of sublease income that we receive from subleasing a portion of our office space under a sublease agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in and occupied the space during the second quarter of 2016. Other income (expense) also includes foreign exchange gains and losses that have not been significant.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our Condensed Consolidated Financial Statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosures for contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our Condensed Consolidated Financial Statements which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2018 as compared to those disclosed in our 2017 Form 10-K. For further information on our critical and other significant accounting policies, see our 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$9,256	$6,812	$2,444	36%
Licensing and royalty revenue	419	3,133	(2,714)	-87%
Total revenue	9,675	9,945	(270)	-3%
Cost of revenue:	3,376	2,987	389	13%
Gross profit	6,299	6,958	(659)	-9%
Operating expenses:
Research and development	4,032	7,108	(3,076)	-43%
Sales and marketing	796	1,481	(685)	-46%
General and administrative	2,286	3,008	(722)	-24%
Restructuring charges	—	1,348	(1,348)
Total operating expenses	7,114	12,945	(5,831)	-45%
Loss from operations	(815)	(5,987)	5,172
Other income (expense):
Interest income (expense), net	106	55	51
Other income (expense), net	87	97	(10)
Total other income (expense), net	193	152	41
Loss before provision for income taxes	(622)	(5,835)	5,213
Provision for income taxes	1	1	-
Net loss	$(623)	$(5,836)	$5,213

Revenue

Our revenue decreased by 3% or $2.4 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to an 87% decline in licensing and royalty revenue, partially offset by a 36% increase in program revenue. The decrease in licensing and royalty revenue was primarily due to the sale of certain patents to a US-based customer for $1.5 million during the three months ended March 31, 2017.The increase in program services revenues was primarily due to new customer contracts.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three months ended March 31, 2018 and 2017 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2018		2017
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$1,232	13%	$4,572	46%
APAC ex Japan	8,443	87%	5,373	54%
Total	$9,675	100%	$9,945	100%

Cost of Revenue

Cost of revenue increased by 13% or $0.4 million due to higher mix of program revenue for the three months ended March 31, 2018 compared to the same period last year.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 65% for the three months ended March 31, 2018, compared to 70% for the three months ended March 31, 2017. The decrease for the three months ended March 31, 2018 was primarily attributable to the increased percentage of program-related revenue, which has lower gross margins than licensing and royalty-related revenue, for the three months ended March 31, 2018.

Research and Development

R&D expenses decreased by 43% or $3.1 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The changes were primarily attributable to a $1.7 million decrease in labor and personnel-related expenses due to restructuring in March 2017, $0.6 million decrease in professional fees, $0.4 million decrease in other R&D expenses and $0.3 million reduction in depreciation expense.

Sales and Marketing

Sales and marketing expenses decreased by 46% or $0.7 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  The decrease was primarily attributable to a $0.5 million decrease in personnel-related expenses as a result of reduced headcount and $0.1 million reduction in professional fees.

General and Administrative

General and administrative expenses decreased by 24% or $0.7 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  The decrease was primarily attributable to a $0.5 million decrease in personnel-related expenses as a result of reduced headcount and $0.2 million reduction in professional fees.

Restructuring Charges

Restructuring expenses were $0 during the three months ended March 31, 2018, as compared to $1.3 million during the three months ended March 31, 2017 because no restructuring expenses were incurred in 2018.

Loss from Operations

Our operating loss decreased by $5.2 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to non-recurring restructuring charges during the three months ended March 31, 2017 and a decrease in labor and personnel-related expenses related to the restructuring completed during first quarter 2017.

Interest Income (Expense), net

The increase in interest income during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were primarily related to higher income on our investments.

Other Income (Expense), net

Other income, net, for the three months ended March 31, 2018 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for income taxes during the three months ended March 31, 2018 and 2017 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Loss

Our net loss decreased by $5.2 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease was primarily due to non-recurring restructuring charges during the three months ended March 31, 2017 and decrease in labor and personnel-related expenses related to the restructuring completed during first quarter of 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $27.2 million of cash, cash equivalents and investments and $28.3 million of net working capital.

During the three months ended March 31, 2018 and 2017, we incurred net losses of $0.6 million and $5.8 million, respectively. As of March 31, 2018, our accumulated deficit was $178.9 million.

We believe that we have the financial resources needed to meet business requirements for the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to meet business requirements are forward-looking statements and involve risks and uncertainties. Our future capital requirements will depend on many factors, many of which are set forth in greater detail under the caption “Risk Factors,” but generally include without limitation our rate of revenue growth, our expansion of our sales and marketing activities and overhead expenses; the timing and extent of our spending to support our R&D efforts; our ability to expand customer programs in the semiconductor industry; whether we are successful in obtaining payments from customers; the financial stability of our customers; whether we can enter into additional contracts in our target industries; the progress and scope of collaborative R&D projects performed by us and our customers; the effect of any acquisitions of other businesses or technologies that we may make in the future; the filing, prosecution and enforcement of patent claims; how much we need to develop or enhance our solutions or HPC platform and any necessary responses to competitive pressures. To the extent that existing cash, cash equivalents, investments and cash from operations are insufficient to fund our operations, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all. We maintain almost all of our cash and investments in the United States and therefore are not generally subject to restrictions or tax obligations as we access the cash.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our Condensed Consolidated Financial Statements included elsewhere in this filing (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$1,690	$553
Net cash (used in) provided by investing activities	$(3,376)	$1,324
Net cash (used in) provided by financing activities	$17	$(5)

Cash Flows from Operating Activities

We had positive cash flows from operating activities during the three months ended March 31, 2018 and March 31, 2017, primarily due operating results.

Net cash provided by operating activities during the three months ended March 31, 2018 was primarily attributable to the non-cash charges of $1.4 million for depreciation, amortization, and accretion and $0.3 million for stock-based compensation and $1.8 million decrease in accounts receivables offset by the net loss of $0.6 million, and $0.5 million reduction in accounts payable, and $0.7 million reduction in accrued and other liabilities.

Net cash provided by operating activities during the three months ended March 31, 2017 was primarily attributed to the non-cash charges of $2.0 million for depreciation, amortization, and accretion, $0.7 million for stock-based compensation, $1.4 million increase in accrued and other liabilities, $0.4 million increase in accounts payable, $1.2 million decrease in accounts receivables, $0.5 million decrease in prepaid expenses and other assets and $0.2 million decrease in deferred revenue, offset by the net loss of $5.8 million.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, amounts of non-cash charges, the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments, capital expenditures to purchase property and equipment and the sale of intangible assets. In the future, we expect to continue making modest capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.

During the three months ended March 31, 2018, cash used by investing activities was $3.4 million as a result of a $3.2 million in net purchases of investments and a $0.2 million in purchases of property, plant and equipment. During the three months ended March 31, 2017, cash provided by investing activities was $1.3 million as a result of $1.6 million received from the net redemption of our investments, partially offset by property, plant and equipment purchases of $0.3 million.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2018, cash provided by financing activities was $17,000, primarily from the proceeds of common stock option exercises, as compared to cash used of $5,000 for the three months ended March 31, 2017, which was primarily for capital lease payments.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$19,409	$2,263	$5,347	$5,396	$6,403
Purchase obligations	498	498	—	—	—
Total	$19,907	$2,761	$5,347	$5,396	$6,403

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the three months ended March 31, 2018, we made regular lease payments of $0.6 million under our operating lease agreement. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2018.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended March 31, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, could materially and adversely affect our business, financial condition or future results. These risk factors are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk Factors section of our 2017 Annual Report on Form 10-K remains current in all material respects.

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

INTERMOLECULAR, INC.
(Registrant)
Date: May 8, 2018	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer