Form 10-Q
period 2018-06-30
INTERMOLECULAR INC
filed 2018-08-06
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of August 2, 2018
Common stock, $0.001 par value	49,741,944

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,347	$6,090
Short-term investments	25,662	18,060
Accounts receivable	1,920	5,519
Prepaid expenses and other current assets	725	1,069
Total current assets	32,654	30,738
Long-term investments	1,283	1,657
Materials inventory	2,836	2,781
Property and equipment, net	4,171	5,913
Intangible assets, net	2,382	2,620
Other assets	551	600
Total assets	$43,877	$44,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145	$928
Accrued liabilities	1,054	865
Accrued compensation and employee benefits	2,494	2,535
Deferred revenue	309	941
Total current liabilities	4,002	5,269
Deferred rent	2,808	2,939
Other long-term liabilities	—	28
Total liabilities	6,810	8,236
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,736,705 and 49,569,721 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	50	50
Additional paid-in capital	215,449	214,796
Accumulated other comprehensive loss	(43)	(35)
Accumulated deficit	(178,389)	(178,738)
Total stockholders’ equity	37,067	36,073
Total liabilities and stockholders’ equity	$43,877	$44,309

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Program revenue	$9,365	$6,480	$18,621	$13,291
Licensing and royalty revenue	437	1,609	856	4,742
Total revenue	9,802	8,089	19,477	18,033
Cost of revenue:
Cost of program revenue	2,856	2,545	6,231	5,242
Cost of licensing and royalty revenue	3	2	4	292
Total cost of revenue	2,859	2,547	6,235	5,534
Gross profit	6,943	5,542	13,242	12,499
Operating expenses:
Research and development	4,056	5,385	8,087	12,494
Sales and marketing	858	931	1,654	2,412
General and administrative	1,748	2,217	4,034	5,225
Restructuring charges	—	3	—	1,350
Total operating expenses	6,662	8,536	13,775	21,481
Income (Loss) from operations	281	(2,994)	(533)	(8,982)
Other income (expense):
Interest income (expense), net	140	58	245	113
Other income (expense), net	75	82	162	179
Total other income (expense), net	215	140	407	292
Income (Loss) before provision for income taxes	496	(2,854)	(126)	(8,690)
Provision for income taxes	—	—	1	1
Net income (loss)	$496	$(2,854)	$(127)	$(8,691)
Earnings (loss) per share:
Basic	$0.01	$(0.06)	$(0.00)	$(0.18)
Diluted	$0.01	$(0.06)	$(0.00)	$(0.18)
Weighted-average number of shares used in computing earnings (loss) per share
Basic	49,672,739	49,554,701	49,627,584	49,537,074
Diluted	50,059,639	49,554,701	49,627,584	49,537,074

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Licensing and royalty revenue	$—	$—	$—	$383
Total revenue	$—	$—	$—	$383
Cost of Revenue:
Cost of licensing and royalty revenue	$—	$—	$—	$1
Total cost of revenue	$—	$—	$—	$1

See accompanying notes to unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$496	$(2,854)	$(127)	$(8,691)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	16	—	(7)	12
Other comprehensive income (loss)	16	—	(7)	12
Comprehensive income (loss), net of income tax	$512	$(2,854)	$(134)	$(8,679)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(127)	$(8,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	2,693	3,597
Stock-based compensation	482	978
Gain on disposal of property and equipment	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	4,074	2,221
Prepaid expenses and other assets	393	515
Materials inventory	(134)	373
Accounts payable	(750)	743
Accrued and other liabilities	(67)	4
Deferred revenue	(633)	211
Net cash (used in) provided by operating activities	5,931	(56)
Cash flows from investing activities:
Purchase of investments	(19,367)	(11,897)
Redemption of investments	12,010	13,215
Purchase of property and equipment	(489)	(521)
Proceeds from sale of equipment	—	10
Net cash (used in) provided by investing activities	(7,846)	807
Cash flows from financing activities:
Principal payment under capital leases obligations	—	(11)
Proceeds from exercise of common stock options	172	—
Net cash (used in) provided by financing activities	172	(11)
Net increase (decrease) in cash and cash equivalents	(1,743)	740
Cash and cash equivalents at beginning of period	6,090	5,759
Cash and cash equivalents at end of period	$4,347	$6,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	5
Cash paid for income taxes, net of refunds received	$1	1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$63	$218
Transfer of materials inventory to property and equipment	$142	$232
Additions to property, equipment and intangible assets not paid at the end of the period	$79	$147

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from the audited Consolidated Financial Statements.

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

Significant Accounting Policies

Adoption of New Accounting Standard

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18 (ASU 2016-18), Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and there was no impact on the Company’s Condensed Consolidated Financial Statements as the Company had no restricted cash balances as of June 30, 2018 and December 31, 2017.

On January 1, 2018, we adopted the new accounting standard ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606), and all the related amendments (the new revenue standard) to all contracts which were not completed as of January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue Recognition

The Company’s principal sources of revenue are from program services and to a lesser extent from royalty revenue from customers who license our intellectual property.

Revenue from contracts with customers is recognized using the following five steps:

1) Identify the contract(s) with a customer;

2) Identify the performance obligations in the contract;

3) Determine the transaction price;

4) Allocate the transaction price to the performance obligations in the contract; and

5) Recognize revenue when (or as) the Company satisfies a performance obligation.

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

A majority of our program services revenue is recognized as services are performed using percentage of completion method of contract accounting based on the output or input (i.e., units or labor hours) method, whichever is the most appropriate measure of progress towards completion of the contract

Input method: The use of the input method requires the Company to make reasonably dependable estimates.  We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract.  The input method is reasonable because labor hours best reflect the Company’s efforts toward satisfying the performance obligation over time.  As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to the Company’s measure of progress is accounted for as a change in accounting estimate.

License and royalty revenues are recognized based on estimated end-market sales of products that incorporate our intellectual property.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet, as of January 1, 2018, as a result of the adoption of ASC 606 were as follows (in thousands):

	Balance at December 31, 2017	Adjustment Due to ASC 606	Balance at January 1, 2018
Condensed Consolidated Balance Sheet
Assets
Accounts receivable	$5,519	$475	$5,994
Stockholders' equity
Accumulated deficit	$(178,738)	$475	$(178,263)

The impact of ASC 606 adoption on our Condensed Consolidated Statement of Operations and Balance Sheet were as follows (in thousands):

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Operations
Revenues
Licensing and royalty revenue	$437	$422	$15	$856	$897	$(41)
Net loss	496	481	(15)	(127)	(86)	41

Condensed Consolidated Balance Sheet
Assets
Accounts receivable	1,920	1,483	437	1,920	1,483	437
Stockholders' equity
Accumulated deficit	$(178,389)	$(178,826)	$(437)	$(178,389)	$(178,826)	$(437)

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

	Balance at June 30, 2018	Balance at March 31, 2018
Receivable, which are included in Accounts receivable	$1,194	$3,589
Contract assets	726	610
Contract liabilities	$309	$997

All of the contract liability balance of $1.0 million as of March 31, 2018 was recognized as revenue for the three months ended June 30, 2018.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Materials Inventory

Materials inventory consists of raw materials in the amount of $2.8 million as of June 30, 2018 and December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of June 30, 2018 and December 31, 2017.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2018	2017	2018	2017	2018	2017
Customer A	64%	67%	61%	58%	*	72%
Customer B	18%	*	23%	*	16%	19%
Customer C	*	*	*	*	23%	*
Customer D	*	*	*	10%	*	*
Customer E	*	15%	*	14%	*	*
Customer F	*	*	*	*	18%	*
Customer G	*	*	*	*	22%	*
Customer H	*	*	*	*	15%	*

*	less than 10%

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due to their short maturities. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of June 30, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$182	$182	$—	$—
Corporate debt securities and commercial paper	26,945	—	26,945	—
Total assets measured at fair value	$27,127	$182	$26,945	$—

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,279	$2,279	$—	$—
Corporate debt securities and commercial paper	19,717	—	19,717	—
Total assets measured at fair value	$21,996	$2,279	$19,717	$—

Debt investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires all investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method. Cash, cash equivalents, and investments consisted of the following as of June 30, 2018 (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$4,165	$—	$—	$4,165
Money market funds	182	—	—	182
Corporate debt securities and commercial paper	26,988	—	(43)	26,945
Total cash, cash equivalents and investments	$31,335	$—	$(43)	$31,292

As of December 31, 2017, the Company had $36,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Lab equipment and machinery	$59,273	$58,937
Leasehold improvements	6,327	6,248
Computer equipment and software	4,681	4,726
Furniture and fixtures	221	221
Construction in progress	381	282
Total property and equipment	70,883	70,414
Less accumulated depreciation	(66,712)	(64,501)
Property and equipment, net	$4,171	$5,913

The following table presents depreciation expense included in the Condensed Consolidated Statements of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$1,099	$1,394	$2,334	$2,865

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Patents issued	$3,667	$3,829
Patents pending	124	128
Trademarks	40	40
Total intangible assets	3,831	3,997
Less patent amortization	(1,449)	(1,377)
Intangible assets, net	$2,382	$2,620

The following table presents patent amortization expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$56	$81	$125	$166

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in November 2013 and May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense	$563	$557	$1,125	$1,118

During the second quarter of 2018, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the sublease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payment under the agreement in the second quarter of 2018.

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

Depreciation expense of the furnace recorded under the capital lease obligation was $0 for the three and six months ended June 30, 2018 compared to $5,000 for the three and six months ended June 30, 2017.

6. Stockholders’ Equity

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated based on the respective grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.9	6.0	6.0	6.0
Risk-free interest rate	2.8%	2.0%	2.7%	2.1%
Expected volatility	54%	55%	54%	55%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$39	$41	$92	$106
Research and development	59	63	114	245
Sales and marketing	21	10	51	69
General and administrative	93	208	225	558
Total stock-based compensation	$212	$322	$482	$978

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$208	$316	$423	$898
Restricted stock awards and restricted stock units (RSUs)	4	6	59	80
Total stock-based compensation	$212	$322	$482	$978

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2018, which is expected to be recognized over the following weighted-average periods (in thousands):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,420	2.8
RSUs	$369	2.1

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	725,000	$1.36	1,822,500	$1.03
RSUs	345,000	$1.35	300,000	$0.96

The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $28,000 and $0, respectively.

RSUs that vested during the six months ended June 30, 2018 and 2017 had fair values of $30,000 and $75,000, respectively, as of the vesting date.

Common Stock

As of June 30, 2018 and December 31, 2017, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2018	As of December 31, 2017
Number of stock options outstanding	7,756,239	8,408,228
Number of RSUs outstanding	648,750	519,015
Shares available for future grant	11,366,236	8,780,322
Total shares reserved	19,771,225	17,707,565

7. Net Earnings (Loss) per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net earnings (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options to purchase common stock	6,709,548	9,379,287	7,756,239	9,379,287
RSUs	648,750	526,890	648,750	526,890

8. Income Taxes

Income tax expense for the six months ended June 30, 2018 was $800, on a pretax loss of $0.1 million. The Company maintained a valuation allowance as of June 30, 2018 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

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

The Company completed its analysis before the end of the measurement period; no adjustments were made during the six months ended June 30, 2018.  The Company has considered Tax Act legislative changes that became effective in 2018. The Company does not expect the Tax Act to have a significant impact on the results of operations.

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

As of June 30, 2018 and December 31, 2017, the Company had no accounts receivable and deferred revenue balances in either period with respect to its related party relationship. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Related party revenue	$—	$—	$—	$383
Related party cost of revenue	$—	$—	$—	$1

As of June 30, 2018, two representatives of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company. The Company incurred director fees expenses of $21,000 to the investment firm for the three months ended June 30, 2018 and 2017.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$1,785	$2,537	$3,017	$7,109
Asia-Pacific (excluding Japan)	8,017	5,451	16,460	10,823
Europe and Middle East	—	101	—	101
Total	$9,802	$8,089	$19,477	$18,033

Long-Lived Assets

All of the Company’s long-lived assets are located in the U.S.

11. Restructuring Charges

In March, 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the six months ended June 30, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents accrued liabilities for severance and related expenses and payments as of June 30, 2018 (in thousands).

	As of December 31, 2017	Charge	Cash Payments	As of June 30, 2018
Severance and related expenses	$15	$—	$(15)	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue increased to $9.8 million and $19.5 million for the three and six months ended June 30, 2018, respectively, from $8.1 million and $18.0 million for the three and six months ended June 30, 2017, respectively.  For the three months ended June 30, 2018, our net income increased to $0.5 million compared to a net loss of $2.9 million in the same period last year. For the six months ended June 30, 2018, our net loss decreased to $0.1 million compared to net loss of $8.7 million in the same period last year. Since inception, we have incurred net losses leading to an accumulated deficit of $178.4 million as of June 30, 2018.

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

Restructuring Expense

Restructuring expense consists of personnel-related costs associated with workforce reductions we completed during 2017.  In March, 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the six months ended June 30, 2017.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended June 30, 2018 as compared to those disclosed in our 2017 Form 10-K. For further information on our critical and other significant accounting policies, see our 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$9,365	$6,480	$2,885	45%	$18,621	$13,291	$5,330	40%
Licensing and royalty revenue	437	1,609	(1,172)	-73%	856	4,742	(3,886)	-82%
Total revenue	9,802	8,089	1,713	21%	19,477	18,033	1,444	8%
Cost of revenue:	2,859	2,547	312	12%	6,235	5,534	701	13%
Gross profit	6,943	5,542	1,401	25%	13,242	12,499	743	6%
Operating expenses:
Research and development	4,056	5,385	(1,329)	-25%	8,087	12,494	(4,407)	-35%
Sales and marketing	858	931	(73)	-8%	1,654	2,412	(758)	-31%
General and administrative	1,748	2,217	(469)	-21%	4,034	5,225	(1,191)	-23%
Restructuring charges	—	3	(3)		-	1,350	(1,350)
Total operating expenses	6,662	8,536	(1,874)	-22%	13,775	21,481	(7,706)	-36%
Income (Loss) from operations	281	(2,994)	3,275		(533)	(8,982)	8,449
Other income (expense):
Interest income (expense), net	140	58	82		245	113	132
Other income (expense), net	75	82	(7)		162	179	(17)
Total other income (expense), net	215	140	75		407	292	115
Income (Loss) before provision for income taxes	496	(2,854)	3,350		(126)	(8,690)	8,564
Provision for income taxes	—	-	-		1	1	—
Net income (loss)	$496	$(2,854)	$3,350		$(127)	$(8,691)	$8,564

Revenue

Our revenue increased by 21%, or $1.7 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, with a 45% increase in program revenue which was partially offset by a 73% decrease in licensing and royalty revenue. The increase in program revenue was primarily due to expanded engagements with both existing and new customers. The decrease in licensing and royalty revenue was primarily due to the discontinuance of $1.3 million in royalty revenue from a US-based customer, which was partially offset by higher royalty-related end-market sales from another customer.

Our revenue increased by 8%, or $1.4 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, with a 40% increase in program revenue which was partially offset by an 82% decrease in licensing and royalty revenue. The increase in program services revenue was primarily due to expanded engagements with both existing and new customers. The decrease in licensing and royalty revenue was primarily due to the discontinuance of $2.5 million in royalty revenue from a US-based customer and the 2017 sale of certain patents to a US-based customer for $1.5 million which did not recur during the six months ended June 30, 2018, which were partially offset by higher royalty-related end-market sales from another customer.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and six months ended June 30, 2018 and 2017 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$1,785	18%	$2,537	31%	$3,017	15%	$7,109	39%
APAC (excluding Japan)	8,017	82%	5,451	68%	16,460	85%	10,823	60%
Europe and Middle East	—	—%	101	1%	—	—%	101	1%
Total	$9,802	100%	$8,089	100%	$19,477	100%	$18,033	100%

Cost of Revenue

Cost of revenue increased by 12%, or $0.3 million, during the three month period ended June 30, 2018 compared to the same period in the prior year and 13%, or $0.7 million, during the six month period ended June 30, 2018 compared to the same period in the prior year, in both cases, primarily due to increased program revenue.

Gross Margin

Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 71% and 68% for the three and six months ended June 30, 2018, respectively, compared to 69% for both the three and six months ended June 30, 2017. The increase for the three months ended June 30, 2018 was primarily due to the decrease in depreciation and amortization expense, along with other costs associated with programs. The decrease for the six months ended June 30, 2018 was primarily related to increased percentage of program-related revenue, which has lower gross margins than licensing and royalty-related revenue.

Research and Development

R&D expenses decreased by 25%, or $1.3 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily attributable to a $0.5 million decrease in labor and personnel-related expenses due to restructuring in March 2017, $0.2 million decrease in professional fees, $0.2 million decrease in other R&D expenses and $0.3 million reduction in depreciation expense.

R&D expenses decreased by 35%, or $4.4 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily attributable to a $2.9 million decrease in labor and personnel-related expenses due to restructuring in March 2017, $0.8 million decrease in professional fees, and $0.6 million decrease in other R&D expenses.

Sales and Marketing

Sales and marketing expenses decreased by 8%, or $0.1 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The decrease was primarily attributable to a $0.1 million decrease in personnel-related expenses as a result of reduced headcount.

Sales and marketing expenses decreased by 31%, or $0.8 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The decrease was primarily attributable to a $0.9 million decrease in personnel-related expenses as a result of reduced headcount, which was partially offset by slight increases in marketing-related expenses.

General and Administrative

General and administrative expenses decreased by 21%, or $0.5 million, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The decrease was primarily attributable to a $0.2 million decrease in personnel-related expenses as a result of reduced headcount and $0.2 million decrease in professional fees.

General and administrative expenses decreased by 23%, or $1.2 million, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The decrease was primarily attributable to a $1.1 million decrease in personnel-related expenses as a result of reduced headcount.

Restructuring Charges

Restructuring expenses were $0 during the three and six months ended June 30, 2018 compared to $3,000 and $1.4 million during the three and six months ended June 30, 2017, respectively.

Income (Loss) from Operations

Our operating income increased by $3.3 million to $0.3 million during the three months ended June 30, 2018 compared to an operating loss of $3 million during the three months ended June 30, 2017, primarily due to an increase in program revenue and lower operating expenses following our restructuring that was completed during first quarter 2017.

Our operating loss decreased by $8.5 million to $(0.5) million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to non-recurring restructuring charges during the three months ended March 31, 2017 and a decrease in labor and personnel-related expenses related to the restructuring completed during first quarter 2017.

Interest Income (Expense), net

The increase in interest income during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily related to higher interest rates and balances in our investment accounts.

Other Income (Expense), net

Other income, net, for the three and six months ended June 30, 2018 consisted principally of sublease income that we recorded from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for income taxes during the three and six months ended June 30, 2018 and 2017 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Income (Loss)

Our net income increased by $3.4 million to $0.5 million during the three months ended June 30, 2018 compared to a net loss of $2.9 million during the three months ended June 30, 2017, primarily due to an increase in program revenue and lower operating expenses following our restructuring that was completed during first quarter 2017.

Our net loss decreased by $8.6 million to $(0.1) million during the six months ended June 30, 2018 compared to a net loss of $8.7 million during the six months ended June 30, 2017, primarily due to non-recurring restructuring charges during the three months ended March 31, 2017, lower stock based compensation expenses and a decrease in labor and personnel-related expenses as a result of the restructuring completed during first quarter 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $31.3 million of cash, cash equivalents and investments and $28.7 million of net working capital.

During the three months ended June 30, 2018, we generated net income of $0.5 million compared to a net loss of $2.9 million in the same period last year. During the six months ended June 30, 2018 and 2017, we incurred net losses of $0.1 million and $8.7 million, respectively. As of June 30, 2018, our accumulated deficit was $178.4 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our Condensed Consolidated Financial Statements included elsewhere in this filing (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$5,931	$(56)
Net cash (used in) provided by investing activities	$(7,846)	$807
Net cash (used in) provided by financing activities	$172	$(11)

Cash Flows from Operating Activities

We had positive cash flows from operating activities during the six months ended June 30, 2018, as compared to negative cash flows for the six months ended June 30, 2017, primarily due to improved operating results.

Net cash provided by operating activities during the six months ended June 30, 2018 was primarily attributable to the non-cash charges of $2.7 million for depreciation, amortization, and accretion, $0.5 million for stock-based compensation, and $4.1 million decrease in accounts receivables offset by the $0.1 million net loss, $0.6 million reduction in deferred revenue, and $0.8 million reduction in accounts payable.

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

During the six months ended June 30, 2018, cash used by investing activities was $7.8 million as a result of a $7.3 million in net purchases of investments and a $0.5 million in purchases of property, plant and equipment.

During the six months ended June 30, 2017, cash provided by investing activities was $0.8 million as a result of $1.3 million received in the net redemption of our investments, partially offset by purchase of property, plant and equipment of $0.5 million.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the six months ended June 30, 2018, cash provided by financing activities was $0.2 million, primarily from the proceeds of common stock option exercises, compared to cash used of $11,000 for the six months ended June 30, 2017, which was primarily for capital lease payments.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$18,792	$2,279	$5,379	$5,430	$5,704
Purchase obligations	789	789	—	—	—
Total	$19,581	$3,068	$5,379	$5,430	$5,704

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the six months ended June 30, 2018, we made regular lease payments of $1.2 million under our operating lease agreement. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2018.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended June 30, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERMOLECULAR, INC.
(Registrant)
Date: August 6, 2018	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer