Form 10-Q
period 2018-09-30
INTERMOLECULAR INC
filed 2018-11-06
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding as of November 5, 2018
Common stock, $0.001 par value	49,752,516

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,889	$6,090
Short-term investments	23,759	18,060
Accounts receivable	3,330	5,519
Prepaid expenses and other current assets	949	1,069
Total current assets	34,927	30,738
Long-term investments	—	1,657
Materials inventory	2,752	2,781
Property and equipment, net	3,497	5,913
Intangible assets, net	2,141	2,620
Other assets	542	600
Total assets	$43,859	$44,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$928
Accrued liabilities	917	865
Accrued compensation and employee benefits	2,602	2,535
Deferred revenue	289	941
Total current liabilities	4,560	5,269
Deferred rent	2,737	2,939
Other long-term liabilities	—	28
Total liabilities	7,297	8,236
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,748,766 and 49,569,721 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	50	50
Additional paid-in capital	215,606	214,796
Accumulated other comprehensive loss	(19)	(35)
Accumulated deficit	(179,075)	(178,738)
Total stockholders’ equity	36,562	36,073
Total liabilities and stockholders’ equity	$43,859	$44,309

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Program revenue	$7,354	$6,869	$25,975	$20,160
Licensing and royalty revenue	508	1,753	1,364	6,495
Total revenue	7,862	8,622	27,339	26,655
Cost of revenue:
Cost of program revenue	2,054	2,864	8,286	8,106
Cost of licensing and royalty revenue	4	11	8	303
Total cost of revenue	2,058	2,875	8,294	8,409
Gross profit	5,804	5,747	19,045	18,246
Operating expenses:
Research and development	4,463	4,835	12,551	17,328
Sales and marketing	692	874	2,346	3,285
General and administrative	1,581	2,000	5,615	7,225
Restructuring charges	—	—	—	1,351
Total operating expenses	6,736	7,709	20,512	29,189
Loss from operations	(932)	(1,962)	(1,467)	(10,943)
Other income (expense):
Interest income (expense), net	168	70	413	182
Other income (expense), net	78	64	241	243
Total other income (expense), net	246	134	654	425
Loss before provision for income taxes	(686)	(1,828)	(813)	(10,518)
Provision for income taxes	—	—	1	1
Net loss	$(686)	$(1,828)	$(814)	$(10,519)
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.21)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,746,082	49,554,701	49,667,518	49,543,014

Related Party Transactions

The Condensed Consolidated Statements of Operations include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Licensing and royalty revenue	$—	$—	$—	$383
Total revenue	$—	$—	$—	$383
Cost of Revenue:
Cost of licensing and royalty revenue	$—	$—	$—	$1
Total cost of revenue	$—	$—	$—	$1

See accompanying notes to unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(686)	$(1,828)	$(814)	$(10,519)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	24	12	16	24
Other comprehensive income	24	12	16	24
Comprehensive loss, net of income tax	$(662)	$(1,816)	$(798)	$(10,495)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(814)	$(10,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	3,514	5,369
Stock-based compensation	624	1,221
Loss on disposal of property and equipment	—	70
Changes in operating assets and liabilities:
Accounts receivable	2,666	1,587
Prepaid expenses and other assets	177	663
Materials inventory	57	391
Accounts payable	(304)	688
Accrued and other liabilities	(220)	370
Deferred revenue	(652)	485
Net cash provided by operating activities	5,048	325
Cash flows from investing activities:
Purchase of investments	(21,968)	(15,505)
Redemption of investments	18,151	20,014
Purchase of property and equipment	(620)	(705)
Proceeds from sale of equipment	1	12
Net cash (used in) provided by investing activities	(4,436)	3,816
Cash flows from financing activities:
Principal payment under capital leases obligations	—	(13)
Proceeds from exercise of common stock options	187	—
Net cash (used in) provided by financing activities	187	(13)
Net increase in cash and cash equivalents	799	4,128
Cash and cash equivalents at beginning of period	6,090	5,759
Cash and cash equivalents at end of period	$6,889	$9,887

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	6
Cash paid for income taxes, net of refunds received	$1	1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$98	$380
Transfer of materials inventory to property and equipment	$79	$351
Additions to property, equipment and intangible assets not paid at the end of the period	$158	$49

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from the audited Consolidated Financial Statements.

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

Significant Accounting Policies

Adoption of New Accounting Standard

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18 (ASU 2016-18), Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and there was no impact on the Company’s Condensed Consolidated Financial Statements as the Company had no restricted cash balances as of September 30, 2018 and December 31, 2017.

On January 1, 2018, the Company adopted the new accounting standard ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606), and all the related amendments (the new revenue standard) to all contracts which were not completed as of January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

A majority of our program services revenue is recognized as services are performed using percentage of completion method of contract accounting based on the output or input (i.e., units or labor hours) method, whichever is the most appropriate measure of progress towards completion of the contract

Input method: The use of the input method requires the Company to make reasonably dependable estimates.  We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract.  The Company believes the input method is reasonable because labor hours best reflect the Company’s efforts toward satisfying the performance obligation over time.  As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to the Company’s measure of progress is accounted for as a change in accounting estimate.

License and royalty revenues are recognized based on estimated end-market sales of products that incorporate our intellectual property.

The impact of ASC 606 adoption on our Condensed Consolidated Statement of Operations and Balance Sheet were as follows (in thousands):

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Operations
Revenues
Licensing and royalty revenue	$508	$485	$23	$1,364	$1,382	$(18)
Net loss	(686)	(709)	(23)	(814)	(796)	18

Condensed Consolidated Balance Sheet
Assets
Accounts receivable	3,330	2,873	457	3,330	2,873	457
Stockholders' equity
Accumulated deficit	$(179,075)	$(179,532)	$(457)	$(179,075)	$(179,532)	$(457)

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

	Balance at September 30, 2018	Balance at June 30, 2018
Receivables, which are included in Accounts receivable	$2,546	$1,194
Contract assets	784	726
Contract liabilities	$289	$309

All of the contract liability balance of $0.3 million as of June 30, 2018 was recognized as revenue for the three months ended September 30, 2018.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred if the amortization period is one year or less. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. For contracts with an original expected length of more than one year, the Company had $1.9 million of unsatisfied performance obligations as of September 30, 2018. The Company expects to recognize approximately 24% of this amount as revenue in 2018, and the remaining balance in 2019.

Materials Inventory

Materials inventory consists of raw materials in the amount of $2.8 million as of September 30, 2018 and December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of September 30, 2018 and December 31, 2017.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
	2018	2017	2018	2017	2018	2017
Customer A	63%	55%	62%	57%	36%	72%
Customer B	11%	12%	19%	*	10%	19%
Customer C	*	*	*	*	14%	*
Customer D	*	14%	*	14%	*	*
Customer E	*	*	*	*	11%	*
Customer F	*	*	*	*	21%	*

*	less than 10%

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach. The Company expects to elect the package of practical expedients allowed under the new standard upon transition. Although the Company is in the process of evaluating the impact of adoption of ASU 2016-02 on its Consolidated Financial Statements, the Company currently estimates the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for its real estate operating lease. The adoption of the lease standard will not have a material impact on our results of operations, equity, and cash flows.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due to their short maturities. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$3,513	$3,513	$—	$—
Corporate debt securities and commercial paper	23,759	—	23,759	—
Total assets measured at fair value	$27,272	$3,513	$23,759	$—

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,279	$2,279	$—	$—
Corporate debt securities and commercial paper	19,717	—	19,717	—
Total assets measured at fair value	$21,996	$2,279	$19,717	$—

Debt investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires all investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method. Cash, cash equivalents, and investments consisted of the following as of September 30, 2018 (in thousands):

	As of September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$3,376	$—	$—	$3,376
Money market funds	3,513	—	—	3,513
Corporate debt securities and commercial paper	23,778	—	(19)	23,759
Total cash, cash equivalents and investments	$30,667	$—	$(19)	$30,648

As of December 31, 2017, the Company had $35,000 of unrealized losses.

3. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Lab equipment and machinery	$59,413	$58,937
Leasehold improvements	6,351	6,248
Computer equipment and software	4,514	4,726
Furniture and fixtures	221	221
Construction in progress	444	282
Total property and equipment	70,943	70,414
Less accumulated depreciation	(67,446)	(64,501)
Property and equipment, net	$3,497	$5,913

The following table presents depreciation expense included in the Condensed Consolidated Statements of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$910	$1,561	$3,244	$4,426

During the third quarter of 2018, the Company determined that it identified indicators of impairment relating to certain lab equipment and machinery. Based on this determination, the Company recorded an impairment charge of $65,000 in the third quarter of 2018. Fair value was based on the expected future cash flows using Level 3 inputs under ASC 820, which are cash flows expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions, such as declining usage and rising interest rates, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust the Company’s determination of fair value.

4. Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Patents issued	$2,866	$3,829
Patents pending	97	128
Trademarks	40	40
Total intangible assets	3,003	3,997
Less patent amortization	(862)	(1,377)
Intangible assets, net	$2,141	$2,620

The following table presents patent amortization expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$46	$79	$171	$245

          During third quarter of 2018, the Company identified certain patents with carrying values deemed to not be recoverable. Based on this determination, the Company recorded an impairment charge of $171,000 related to these patents. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820, which are cash flows expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions such as decreased demand and rising interest rates, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust the Company’s determination of fair value.

5. Commitments and Contingencies

Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in November 2013 and May 2015.  The building lease expires in June 2025. Rent expense is being recognized on a straight-line basis over the lease term.

The following table presents rent expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense	$563	$567	$1,688	$1,685

During the three months ended September 30, 2018, the Company made payments of $0.6 million related to this operating lease.

In December 2015, the Company signed a sublease to lease out a portion of office space. The term of the sublease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in during the second quarter of 2016. The Company received $0.1 million in rent payments under the agreement for the three months ended September 30, 2018 and 2017, respectively.

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

Depreciation expense of the furnace recorded under the capital lease obligation was $0 for the three months ended September 30, 2018 compared to $2,000 for the three months ended September 30, 2017.

6. Stockholders’ Equity

          The following represents the activities in the Company’s Stockholders’ Equity, by quarter, for the nine months ended September 30, 2018 and 2017 (in thousands, except share data):

	Nine Months Ended September 30, 2018
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2017	49,569,721	50	214,796	(178,738)	(35)	36,073
Issuance of common stock from option exercises	16,387	—	16	—	—	16
Vesting of restricted stock units	15,265	—	—	—	—	—
Stock-based compensation	—	—	270	—	—	270
Other comprehensive income (loss)	—	—	—	—	(24)	(24)
ASC 606 Adjustment	—	—	—	476	—	476
Net loss	—	—	—	(623)	—	(623)
Balances as of March 31, 2018	49,601,373	50	215,082	(178,885)	(59)	36,188
Issuance of common stock from option exercises	135,332	—	155	—	—	155
Stock-based compensation	—	—	212	—	—	212
Other comprehensive income (loss)	—	—	—	—	16	16
Net income	—	—	—	496	—	496
Balances as of June 30, 2018	49,736,705	50	215,449	(178,389)	(43)	37,067
Issuance of common stock from option exercises	12,061	—	15	—	—	15
Stock-based compensation	—	—	142	—	—	142
Other comprehensive income (loss)	—	—	—	—	24	24
Net loss	—	—	—	(686)	—	(686)
Balances as of September 30, 2018	49,748,766	$50	$215,606	$(179,075)	$(19)	$36,562

	Nine Months Ended September 30, 2017
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2016	49,513,528	50	213,313	(168,335)	(32)	44,996
Vesting of restricted stock units	58,673	—	—	—	—	—
Stock-based compensation	—	—	660	—	—	660
Other comprehensive income (loss)	—	—	—	—	11	11
Net loss	—	—	—	(5,835)	—	(5,835)
Balances as of March 31, 2017	49,572,201	50	213,973	(174,170)	(21)	39,832
Forfeiture of restricted stock awards, net	(12,500)	—	—	—	—	—
Stock-based compensation	—	—	322	—	—	322
Net loss	—	—	—	(2,854)	—	(2,854)
Balances as of June 30, 2017	49,559,701	50	214,295	(177,024)	(21)	37,300
Stock-based compensation	—	—	242	—	—	242
Other comprehensive income (loss)	—	—	—	—	12	12
Net loss	—	—	—	(1,828)	—	(1,828)
Balances as of September 30, 2017	49,559,701	$50	$214,537	$(178,852)	$(9)	$35,726

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated based on the respective grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.0	6.1	6.0	6.0
Risk-free interest rate	3.0%	2.0%	2.8%	2.1%
Expected volatility	55%	54%	54%	55%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$33	$38	$125	$144
Research and development	69	61	183	306
Sales and marketing	22	28	73	97
General and administrative	18	115	243	674
Total stock-based compensation	$142	$242	$624	$1,221

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$218	$197	$641	$1,095
Restricted stock awards and restricted stock units (RSUs)	(76)	45	(17)	126
Total stock-based compensation	$142	$242	$624	$1,221

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of September 30, 2018, which is expected to be recognized over the following weighted-average periods (in thousands):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,693	2.9
RSUs	$218	2.4

The following table presents details on grants made by the Company for the following periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	1,614,400	$1.37	1,893,500	$1.03
RSUs	345,000	$1.35	300,000	$0.96

The total intrinsic value of stock options exercised during the three months ended September 30, 2018 and 2017 was $5,000 and $0, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $33,000 and $0, respectively.

RSUs that vested during the three months ended September 30, 2018 and 2017 had fair values of $0 as of the applicable vesting date. RSUs that vested during the nine months ended September 30, 2018 and 2017 had fair values of $29,000 and $75,000, respectively, as of the applicable vesting date.

Common Stock

As of September 30, 2018 and December 31, 2017, the Company had reserved shares of common stock for issuance as follows:

	As of September 30, 2018	As of December 31, 2017
Number of stock options outstanding	6,527,080	8,408,228
Number of RSUs outstanding	648,750	519,015
Shares available for future grant	12,583,334	8,780,322
Total shares reserved	19,759,164	17,707,565

7. Net Earnings (Loss) per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net earnings (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock	6,527,080	7,635,846	6,527,080	7,635,846
RSUs	648,750	524,765	648,750	524,765

8. Income Taxes

Income tax expense for the nine months ended September 30, 2018 was $800, on a pretax loss of $0.8 million. The Company maintained a valuation allowance as of September 30, 2018 against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

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

The Company completed its analysis before the end of the measurement period; no adjustments were made during the nine months ended September 30, 2018.  The Company has considered Tax Act legislative changes that became effective in 2018. The Company does not expect the Tax Act to have a significant impact on the results of operations.

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

As of September 30, 2018 and December 31, 2017, the Company had no accounts receivable and deferred revenue balances in either period with respect to its related party relationship. The following table presents related party revenue included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Related party revenue	$—	$—	$—	$383
Related party cost of revenue	$—	$—	$—	$1

As of September 30, 2018, two representatives of an investment firm that is a beneficial owner of approximately 29.7% of the Company’s common stock, are members of the board of directors of the Company. The Company incurred director fees of $26,000 and $23,000 to the investment firm for the three months ended September 30, 2018 and 2017, respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$1,878	$2,473	$4,895	$9,582
Japan	144	$330	144	$330
Asia-Pacific (excluding Japan)	5,840	5,770	22,300	16,593
Europe and Middle East	—	49	—	150
Total	$7,862	$8,622	$27,339	$26,655

Long-Lived Assets

All of the Company’s long-lived assets are located in the U.S.

11. Restructuring Charges

In March 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the nine months ended September 30, 2017. All such related expenses are recorded within “Restructuring charges” on the Condensed Consolidated Statements of Operations, and related accruals are included in accrued liabilities and accrued compensation and employee benefits on the Condensed Consolidated Balance Sheets. The following table presents accrued liabilities for severance and related expenses and payments as of September 30, 2018 (in thousands).

	As of December 31, 2017	Charge	Cash Payments	As of September 30, 2018
Severance and related expenses	$15	$—	$(15)	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductor and semiconductor related industries.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary high productivity combinatorial (HPC™) equipment platform, advanced characterization abilities and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $7.9 million for the three months ended September 30, 2018, from $8.6 million for the three months ended September 30, 2017. Our total revenue increased to $27.3 million for the nine months ended September 30, 2018, from $26.7 million for the nine months ended September 30, 2017.  For the three months ended September 30, 2018, our net loss decreased to $0.7 million compared to a net loss of $1.8 million in the same period last year. For the nine months ended September 30, 2018, our net loss decreased to $0.8 million compared to net loss of $10.5 million in the same period last year. Since inception, we have incurred net losses leading to an accumulated deficit of $179.1 million as of September 30, 2018.

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

Research and Development

Our R&D expenses consist of costs incurred for development and continuous improvement of our HPC platform, expansion of software capabilities and research and development that is not associated with customer programs. R&D costs include personnel-related expenses, including stock-based compensation expenses, for our technical staff as well as consultant costs, parts and prototypes, wafers, chemicals, supply costs, facilities costs, utilities costs related to laboratories and offices occupied by technical staff, depreciation on equipment used by technical staff, long-lived R&D assets impairment, and outside services, such as machining and third-party R&D costs. We recognize R&D overhead costs that are not allocated to a customer program as expenses within R&D.

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

Interest income (expense), net

Interest income represents interest earned on our cash, cash equivalents and investments. Interest expense consists primarily of interest on a capital lease for a furnace initiated in July 2016, which was terminated in August 2017. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Restructuring Expense

Restructuring expense consists of personnel-related costs associated with workforce reductions we completed during 2017.  In March 2017, the Company initiated a reduction in its workforce to reduce operating costs and to achieve profitability. The reduction in its workforce constituted approximately 18% of the Company’s global workforce. As a result of the reduction in its workforce, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million, which was recognized during the nine months ended September 30, 2017.

Other Income, net

Other income primarily consists of income that we receive from subleasing a portion of our office space under an agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublessee moved in and occupied the space during the second quarter of 2016. Other income (expense) also includes foreign exchange gains and losses that have not been significant.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2018 as compared to those disclosed in our 2017 Form 10-K. For further information on our critical and other significant accounting policies, see our 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$7,354	$6,869	$485	7%	$25,975	$20,160	$5,815	29%
Licensing and royalty revenue	508	1,753	(1,245)	-71%	1,364	6,495	(5,131)	-79%
Total revenue	7,862	8,622	(760)	-9%	27,339	26,655	684	3%
Cost of revenue:	2,058	2,875	(817)	-28%	8,294	8,409	(115)	-1%
Gross profit	5,804	5,747	57	1%	19,045	18,246	799	4%
Operating expenses:
Research and development	4,463	4,835	(372)	-8%	12,551	17,328	(4,777)	-28%
Sales and marketing	692	874	(182)	-21%	2,346	3,285	(939)	-29%
General and administrative	1,581	2,000	(419)	-21%	5,615	7,225	(1,610)	-22%
Restructuring charges	—	—	—		—	1,351	(1,351)
Total operating expenses	6,736	7,709	(973)	-13%	20,512	29,189	(8,677)	-30%
Loss from operations	(932)	(1,962)	1,030		(1,467)	(10,943)	9,476
Other income (expense):
Interest income (expense), net	168	70	98		413	182	231
Other income (expense), net	78	64	14		241	243	(2)
Total other income (expense), net	246	134	112		654	425	229
Loss before provision for income taxes	(686)	(1,828)	1,142		(813)	(10,518)	9,705
Provision for income taxes	—	—	—		1	1	—
Net loss	$(686)	$(1,828)	$1,142		$(814)	$(10,519)	$9,705

Revenue

Our revenue decreased by 9%, or $0.8 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, with a 71% decrease in licensing and royalty revenue which was partially offset by a 7% increase in program revenue. The decrease in licensing and royalty revenue was primarily due to the discontinuance of $1.3 million in royalty revenue from a US-based customer, which was partially offset by higher royalty-related end-market sales from another customer. The increase in program revenue was primarily due to expanded engagements with both existing and new customers.

Our revenue increased by 3%, or $0.7 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, with a 29% increase in program revenue which was partially offset by a 79% decrease in licensing and royalty revenue. The increase in program services revenue was primarily due to expanded engagements with both existing and new customers. The decrease in licensing and royalty revenue was primarily due to the discontinuance of $3.8 million in royalty revenue from a US-based customer and the 2017 sale of certain patents to a US-based customer for $1.5 million which did not recur during the nine months ended September 30, 2018, which were partially offset by higher royalty-related end-market sales from another customer.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and nine months ended September 30, 2018 and 2017 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$1,878	24%	$2,473	29%	$4,895	18%	$9,582	36%
Japan	144	2%	330	4%	144	1%	330	1%
APAC (excluding Japan)	5,840	74%	5,770	67%	22,300	81%	16,593	62%
Europe and Middle East	—	—%	49	0%	—	—%	150	1%
Total	$7,862	100%	$8,622	100%	$27,339	100%	$26,655	100%

Cost of Revenue

Cost of revenue decreased by 28%, or $0.8 million, during the three month period ended September 30, 2018 compared to the same period in the prior year and 1%, or $0.1 million, during the nine month period ended September 30, 2018 compared to the same period in the prior year primarily due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs.

Gross Margin

Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 74% and 70% for the three and nine months ended September 30, 2018, respectively, compared to 67% and 68% for the three and nine months ended September 30, 2017, respectively. The increase for the three and nine months ended September 30, 2018 was primarily due to a decrease in depreciation and amortization expense, along with other costs associated with programs.

Research and Development

R&D expenses decreased by 8%, or $0.4 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily attributable to a $0.3 million reduction in depreciation expense and a $0.1 million decrease in labor and personnel-related expenses.

R&D expenses decreased by 28%, or $4.8 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily attributable to a $2.3 million decrease in labor and personnel-related expenses as a result of our restructuring in March 2017, a $0.8 million decrease in professional fees, a $0.8 million decrease in depreciation expense, a $0.7 million decrease in other R&D related expenses, and a $0.2 million decrease in facilities expense.

Sales and Marketing

Sales and marketing expenses decreased by 21%, or $0.2 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The decrease was primarily attributable to a $0.1 million decrease in labor and personnel-related expenses as a result of reduced headcount and a $0.1 million decrease in professional fees.

Sales and marketing expenses decreased by 29%, or $0.9 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The decrease was primarily attributable to a $0.7 million decrease in labor and personnel-related expenses as a result of reduced headcount, a $0.1 million decrease in professional fees, and a $0.1 million decrease in facilities expense.

General and Administrative

General and administrative expenses decreased by 21%, or $0.4 million, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The decrease was primarily attributable to a $0.3 million decrease in personnel-related expenses as a result of reduced headcount and a $0.1 million decrease in professional fees.

General and administrative expenses decreased by 22%, or $1.6 million, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The decrease was primarily attributable to a $1.0 million decrease in personnel-related expenses as a result of reduced headcount, a $0.5 million decrease in professional fees, and a $0.1 million decrease in facilities expense.

Restructuring Charges

Restructuring expenses were $0 during the three and nine months ended September 30, 2018 compared to $0 and $1.4 million during the three and nine months ended September 30, 2017, respectively.

Income (Loss) from Operations

Our operating loss decreased by $1.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease in operating expenses following our restructuring that was completed during first quarter 2017.

Our operating loss decreased by $9.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to non-recurring restructuring charges during the three months ended March 31, 2017 and a decrease in labor and personnel-related expenses as a result of the restructuring completed during the first quarter of 2017.

Interest Income (Expense), net

The increase in interest income during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily related to higher interest rates and balances in our investment accounts.

Other Income (Expense), net

Other income, net, for the three and nine months ended September 30, 2018 consisted principally of sublease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublessee moved in and occupied the space during the second quarter of 2016.

Provision for Income Taxes

Provision for income taxes during the three and nine months ended September 30, 2018 and 2017 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Income (Loss)

Our net loss decreased by $1.1 million to $(0.7) million during the three months ended September 30, 2018 compared to a net loss of $1.8 million during the three months ended September 30, 2017, primarily due to lower operating expenses following our restructuring that was completed during first quarter 2017.

Our net loss decreased by $9.7 million to $(0.8) million during the nine months ended September 30, 2018 compared to a net loss of $10.5 million during the nine months ended September 30, 2017, primarily due to non-recurring restructuring charges during the three months ended March 31, 2017 and a decrease in labor and personnel-related expenses as a result of the restructuring completed during first quarter 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $30.6 million of cash, cash equivalents and investments and $30.4 million of net working capital.

During the three months ended September 30, 2018, we incurred net losses of $0.7 million compared to a net loss of $1.8 million in the same period last year. During the nine months ended September 30, 2018 and 2017, we incurred net losses of $0.8 million and $10.5 million, respectively. As of September 30, 2018, our accumulated deficit was $179.1 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our Condensed Consolidated Financial Statements included elsewhere in this filing (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$5,048	$325
Net cash (used in) provided by investing activities	$(4,436)	$3,816
Net cash (used in) provided by financing activities	$187	$(13)

Cash Flows from Operating Activities

We had higher positive cash flows from operating activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to improved operating results.

Net cash provided by operating activities during the nine months ended September 30, 2018 was primarily attributable to the non-cash charges of $3.5 million for depreciation, amortization, and accretion, $0.6 million for stock-based compensation, and $2.7 million decrease in accounts receivables, which were offset by our $0.8 million net loss, a $0.7 million reduction in deferred revenue, and a $0.3 million reduction in accounts payable.

Net cash provided by operating activities during the nine months ended September 30, 2017 was primarily attributable to the non-cash charges of $5.4 million for depreciation, amortization, and accretion, $1.2 million for stock-based compensation, and a $1.6 million reduction in accounts receivables, a $0.7 million decrease in prepaid and other assets, a $0.4 million decrease in materials inventory, a $0.7 million increase in accounts payable, a $0.5 million increase in deferred revenue, and a $0.4 million increase in accrued liabilities, which were offset by our net loss of $10.5 million.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, amounts of non-cash charges, the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases and maturities of short-term investments, capital expenditures to purchase property and equipment and the sale of intangible assets. In the future, we expect to continue making certain capital expenditures to support our operations, and to incur costs to protect our investment in our developed technology and IP.

During the nine months ended September 30, 2018, cash used by investing activities was $4.4 million as a result of $3.8 million in net purchases of investments and $0.6 million in purchases of property, plant and equipment.

During the nine months ended September 30, 2017, cash provided by investing activities was $3.8 million as a result of $4.5 million received in net redemption of our investments, partially offset by purchase of $0.7 million in property, plant and equipment.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the nine months ended September 30, 2018, cash provided by financing activities was $0.2 million, primarily from the proceeds of common stock option exercises, compared to cash used of $13,000 for the nine months ended September 30, 2017, which was for capital lease payments.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$18,174	$2,294	$5,411	$5,463	$5,006
Purchase obligations	596	596	—	—	—
Total	$18,770	$2,890	$5,411	$5,463	$5,006

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the nine months ended September 30, 2018, we made regular lease payments of $1.8 million under our operating lease agreement. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2018.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended September 30, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERMOLECULAR, INC.
(Registrant)
Date: November 6, 2018	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer