Form 10-K
period 2018-12-31
INTERMOLECULAR INC
filed 2019-03-08
CIK 1311241

Of

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the registrant's common stock, par value $0.001, held by non-affiliates of the registrant was $28.9 million based upon the closing price reported for such date by The Nasdaq Global Select Market. Shares of the registrant's common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2019, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 49,758,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTERMOLECULAR, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our customers and programs, expenses, liquidity, cash flow, growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Intermolecular, particular uncertainties that could affect future results include: our limited operating history; our ability to implement our new business model, which is dependent on, among other things, our ability to continuously grow and refresh our sales opportunities; fluctuations in quarterly results; our ability to achieve profitability, which is dependent on, among other things, (i) customer acceptance of our high-productivity combinatorial (HPC) platform as an alternative to conventional research and development, (ii) our ability to provide customers with  the technological innovations they seek, and (iii) our ability to evaluate engineered thin-film materials for next generation technology products, our dependence on a limited number of customers; rapid technological changes and market cyclicality in the semiconductor industry; the early stage of development of the new market sectors and the challenges each industry within the sector faces; our ability to scale our development services to accommodate new customer engagements; our ability to make the substantial research and development investments required to stay competitive in our business and to be able to address a wider range of markets and customers; our ability to adequately protect against potential conflicts of interest and breaches of confidentiality among our customers; our ability to work cooperatively with our customers' materials suppliers and equipment manufacturers; the ability of our suppliers to deliver sufficient quantities of materials in a timely manner; our ability to manage our future growth, including an increasing number of employees, customers and programs; our ability to scale our development efforts and secure new programs with new or existing customers and the timing of those programs; the degree to which existing programs are completed or expanded; our ability to realize any expected growth, synergies or benefits from acquisitions, strategic investments or joint ventures we may enter into; our potential need for additional capital to finance our business for purposes that could include potential acquisitions as well as repayment of debt; the potential loss of key personnel; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; our general ability to compete successfully in challenging markets; product liability for our HPC tools and for our customers' products that incorporate technology developed through our programs; the costs and risks associated with environmental, health and safety laws and regulations; global or regional economic, political and social circumstances and foreign currency exchange rates that could adversely affect our business; business interruptions such as earthquakes and other natural disasters; our ability to use our tax credit carryforwards; our ability to effectively protect and monetize our intellectual property, including patents, trade secrets and other proprietary information; any potential involvement in intellectual property litigation; and any potential payments to our customers resulting from our intellectual property indemnification policies and obligations. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: "Risk Factors" of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Form 10-K represent our views as of the date of this Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductor and semiconductor related industries.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace. By leveraging our proprietary High Productivity Combinatorial (HPC) equipment platform, advanced characterization ability and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

Our HPC platform, which consists of our Tempus™ processing tools, our unique, automated characterization methods, and our Informatics analysis software, is purpose-built for research and development (R&D) using combinatorial process systems in concert with established chemical vapor deposition (CVD), physical vapor deposition (PVD) and atomic layer deposition (ALD) deposition methods. Combinatorial processing is a methodology for experimentation, discovery and development that employs parallel and other high-throughput experimentation, which allows for R&D experimentation at speeds up to 100 times faster than conventional R&D platforms that are optimized for manufacturing rather than for R&D.  Our development team included approximately 54 scientists and engineers (of whom approximately 56% have advanced degrees) or approximately 34% of our total headcount as of December 31, 2018.

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based R&D, and are pursuing technical advancements that are critical to their success and strategy. Samsung and SK hynix accounted for 10% or more of our revenue for the year ended December 31, 2018. Samsung and Micron Technology, Inc. (“Micron”) each accounted for more than 10% of our revenue for the year ended December 31, 2017, and Guardian, Micron, Samsung and SK hynix each accounted for more than 10% of our revenue for the year ended December 31, 2016. To date, we have received the substantial majority of our revenue from customers in the semiconductor, glass, advanced alloys, light-emitting diodes (LEDs) and flat-panel display markets.

Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using PVD and ALD processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM), non-volatile memory (NVM) and phase-change memory (PCM) technologies.  Going forward, we plan to continue growing our footprint with semiconductor device makers, while expanding our engagement with semiconductor materials and equipment makers.

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

Intellectual Property

Our success depends in part on our IP, including patents, trade secrets and know-how. We have patented and continue to seek patent protection for combinatorial methods and systems included in our HPC platform, and we will also seek patents for advanced materials and related technologies we develop outside of development services for our customers, such as technologies developed as internal research and development or part of a joint development effort with a partner. Our intellectual property rights have terms that expire between 2019 and 2035.

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

The majority of our revenue during 2018 came from Samsung and SK hynix, which represented a combined 75% of our total revenue during the year ended December 31, 2018. The majority of our revenue during 2017 came from Micron and Samsung which represented a combined 70% of our total revenue during the year ended December 31, 2017.  The majority of our revenue during 2016 came from Guardian, Micron, Samsung, and SK hynix, which represented a combined 75% of our total revenue during the year ended December 31, 2016.

Research and Development

We conduct R&D activities for customers and for internal research and development on both workflow platform development and application R&D. As of December 31, 2018, we employed a research and development team of 70 full-time employees. This R&D team includes many experienced engineers, scientists and managers with advanced degrees from leading universities around the world and experience with leading chip manufacturers, solar PV companies and equipment and materials suppliers. We believe these R&D professionals on our team have enabled us to develop our HPC platform, support customer programs, implement our technology roadmap rapidly and provide us with the foundation for our technology advancement in the future.

We devote a substantial portion of our resources to engineering of our next-generation platforms by integrating future generations of technology and developing standardized software and hardware modules. We work closely with multiple vendors during the development of new workflows or workflow modifications for use in our future platforms. The synergies among existing and new workflows often enable us to operate with adjacent vertical technologies. Our R&D expenses were $17.2 million, $21.6 million and $28.1 million for the years ended December 31, 2018, 2017 and 2016, respectively; this represented approximately 51%, 58% and 59%, of our revenue in those years, respectively.

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

Employees

As of December 31, 2018, we had a total of 88 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our employee relations to be good.

Financial Information about Segments and Geographic Areas; Backlog

We derive a significant portion of our revenue from customers based in foreign countries, particularly those based in Asia, including Japan. Revenue generated from customers in Asia, including Japan, accounted for 76%, 68% and 51% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  We expect that a significant portion of our total future revenue will continue to be derived from companies based in Asia and Japan.

For geographic information, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K. We report all of our business activities as a single reporting segment.

Our backlog as of December 31, 2018 was approximately $12.3 million.  Our backlog as of December 31, 2017 was approximately $19.9 million. As of December 31, 2016 we had backlog of approximately $19.0 million.

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

We recently changed our business model substantially which included reducing our reliance on licensing and royalty revenues to achieve profitability, and we have not yet demonstrated that this new model can scale successfully.  Additionally, we do not have a long history of operating results on which you can base your evaluation of our business. As a result, it may be difficult for analysts and investors to evaluate our future prospects. Furthermore, because of our limited operating history under the new model and because we are seeking to grow revenue by addressing industries we have not previously engaged, such as automotive and special metal alloys, we have limited experience in analyzing and understanding the trends that may emerge and affect our business. If we are unable to obtain significant licensing and royalty revenue from products that use or incorporate our proprietary technology, whether developed for our customers under CDP-type programs or developed independently by the Company, our financial condition and results of operations could be materially and adversely affected.

Under our new business approach, we have a tiered engagement model with customers where royalties or license fees are not included in most levels of customer engagements, and we may not be able to achieve significant profitability without these fees.

While we continue to offer royalties and license fees as a component of our compensation to customers who may prefer a CDP-type program, our typical customer engagement no longer requires such fees and often does not include them.  Instead of relying upon future royalty payments to recover losses incurred in performing a project, we now seek appropriate compensation primarily through program services fees that are charged upon completion of certain projects or milestones, in each case as contracted with the relevant customer, and, upon occasion, the payment of one time success fees or commercialization fees when the details of the engagement permit them (for example, when the engagement requires use of our background technology in our customer’s end product).  In an effort to further improve our profitability and mitigate the potential loss of royalty revenue due to forgoing our prior CDP model, we are independently developing advanced materials for licensing.  However, our new business model may not yield the level of profitability expected of our prior CDP model.

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

We have incurred operating losses since our inception and may not be able to achieve or maintain sustained profitability

We have generated net losses each year since our inception, including $3.4 million, $10.4 million and $15.4 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. Our accumulated deficit as of December 31, 2018 was $181.7 million. We will need to significantly increase revenue and operating margins to achieve sustained profitability, which we may not be able to accomplish.

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

Our customer base is highly concentrated. Revenue has historically come from a few customers, and we expect that revenue from a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future.  Our three largest customers accounted for 83% of our revenue in the fiscal year ended December 31, 2018, 79% of our revenue in the fiscal year ended December 31, 2017, and 65% of our revenue in the fiscal year ended December 31, 2016.

For each of the fiscal years ended December 31, 2018, 2017 and 2016, our largest customer during such year accounted for 57%, 57% and 38% of our revenue, respectively. Our concentration of customers is somewhat a reflection of the concentrated nature of manufacturers in the DRAM, flash memory and complex logic markets, and our revenue is and may continue to be heavily reliant on key high-volume customers. The loss of any of these customers or a decrease or delay in the manufacturing or sales volumes of the program services, or a renegotiation of any licensing or royalty revenue owed to us by our customers, or their failure to pay amounts due to us or renew, extend or maintain their existing relationships with us, and the related impact on our future anticipated licensing and royalty revenue, would materially and adversely affect our business, financial condition and results of operations, and we may not be able to replace the business from these customers. Additionally, any significant decrease in revenue from one or more key customers may require reductions in our employee workforce, which could reduce our ability to grow as well as expose us to an increased risk of employment and labor claims against us.

As an example, in June 2018, our customer, Samsung, opted to reduce the scale of development work related to NVM under its CDP with us, which resulted in a reduction in the scope of R&D activities and associated revenue in 2018, and Guardian notified us they would not extend the term of our CDP with them after their scheduled contract expiration on January 31, 2017, which had an adverse impact on our revenue in 2017. If additional customers do not renew their contracts with us, our business, financial condition and results of operations would be adversely affected.

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

In addition, our largest customers are located in Asia, which further exposes us to foreign risks. Also, a substantial portion of the consumer products market that serves as the end-market for the products we help our customers to develop is located in Asia. As a result, our operations are subject to substantial influence by political and economic conditions. Reduced end user demand as well as disruptions to the supply chain for our customers resulting from these or other events could lead to a reduction in our revenue and an adverse impact on our financial condition. Our licensing and royalty revenue is derived from sales of products that use or incorporate technology developed under our CDPs. To the extent that sales for these products are denominated in U.S. dollars, the currency conversion and foreign exchange laws and regulations in the foreign countries in which we do business may delay or preclude us from receiving payment from our customers, which would have an adverse impact on our operations and financial condition. Additionally, to the extent that sales for these customer products are denominated in a foreign currency, an increase in the value of the U.S. dollar relative to such foreign currencies could also adversely affect our licensing and royalty revenue irrespective of the volume of such products sold, which could adversely affect our business and operating results.

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

In general, a corporation that undergoes an “ownership change” under Section 382 of the Internal Revenue Code is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income and its ability to utilize tax credit carryforwards. As of December 31, 2018, we reported U.S. federal NOLs of approximately $69.6 million.  In general, an “ownership change” occurs if the aggregate stock ownership of certain stockholders (generally, 5% shareholders, applying certain aggregation and look-through rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period which is generally, three years.

We experienced an ownership change on December 31, 2014 and utilization of NOL carryforwards will therefore be subject to annual limitation, pursuant to Internal Revenue Code Section 382. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change in connection with future changes in our stock ownership.

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

We depend on our proprietary HPC platform for our success and ability to compete. If others are able to reproduce our technology, our business will suffer significantly unless we can prevent them from competing with us. As of December 31, 2018, we owned or had exclusive licenses to 410 U.S. patents and patent applications (some of which also have foreign counterparts), which we believe protect our rights in our HPC platform and our rights in the technology developed internally and under our customer engagements. While we have been filing patent applications to seek protection for the further advancements of our HPC platform, patent laws provide only limited protection. Furthermore, we may not be able to sustain the high rate of patenting we maintained in the previous three years due to the expense and resource-intensiveness of the patenting process. Finally, we actively manage our patent portfolio and regularly discontinue pursuing patent protection for inventions we believe are not or will not be commercially relevant or significant, and we could be mistaken in our judgments about which patents are valuable and which are not.

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

The bid price of our common stock closed below $1.00 per share on multiple days during 2018, and we cannot assure investors that we will be able to remain in compliance with the continued listing requirements of the Nasdaq Global Select Market.

Our common stock is listed on the Nasdaq Global Select Market (Nasdaq), and as such, is subject to various requirements for continued listing under the rules of the Nasdaq Stock Market (the Listing Rules), including the $1.00 per share minimum bid price requirement set forth in Rule 5450(a)(1) of the Listing Rules (the Bid Price Requirement).  Under Rule 5810(c)(3)(A) of the Listing Rules, we will be found in violation of the Bid Price Requirement if the bid price of our common stock closes below $1.00 per share for 30 consecutive business days. In December 2018, we received a letter from the listing qualifications department of Nasdaq indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 (Minimum Bid Price Requirement) per share as required by Nasdaq requirements. While Nasdaq confirmed in January 2019 that we had regained compliance with the Minimum Bid Price Requirement, if we are unable to maintain compliance with the Bid Price Requirement in the future, we may be required to take remedial actions in order to avoid delisting.  If our common stock is delisted from Nasdaq, we could be required to list on the OTC (over-the-counter) market, which may adversely affect the price and trading liquidity of our common stock.  Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

The concentration of our capital stock ownership by our executive officers, directors and 5% stockholders will limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and entities affiliated with them together beneficially owned more than 50% of our common stock outstanding as of December 31, 2018. Based on public filings and our internal records, entities affiliated with Raging Capital Management, LLC (Raging Capital) beneficially owned approximately 29.6% of our common stock outstanding as of December 31, 2018, and Neil S. Subin and Redpoint Ventures also each beneficially owned more than 5% of our common stock outstanding as of such date. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership. Also, these stockholders, acting together, will be able to influence our management and affairs and determine the outcome of matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets, and their interests may differ from those of our other stockholders. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

A significant portion of our total outstanding shares may be sold into the public market at any given time, which could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. As of December 31, 2018, we had 49.8 million shares of common stock outstanding. All of these shares can be resold at any time, subject in some cases to the volume limitations and other restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended (the Securities Act) and upon the lapse of our right of repurchase with respect to any unvested shares. Certain of our officers and directors may sell shares from time to time pursuant to 10b5-1 automated sales plans, and investors may react negatively to any insiders disposing of shares of our stock.

In addition, as of December 31, 2018, the holders of approximately 8.2 million shares of our common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. If we register such shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144.

We also registered approximately 19.5 million shares of our common stock reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions described above.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our facilities currently consist of an aggregate of approximately 146,000 square feet of office, research and development clean room space in San Jose, California, pursuant to a lease that expires in 2025. As of December 31, 2018, we were using approximately 68% of the capacity of our clean room space in San Jose. We have historically expanded and invested in our facilities to support the growth of our programs and we expect to be able to continue to do so on commercially reasonable terms as we engage in new programs in the future. We have no reason to believe that additional space that we may need in the future will not be available on commercially reasonable terms.

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

	Low	High
For the Fiscal Year Ended December 31, 2018
First Quarter	$1.22	$1.61
Second Quarter	$1.18	$1.67
Third Quarter	$1.09	$1.95
Fourth Quarter	$0.90	$1.25

	Low	High
For the Fiscal Year Ended December 31, 2017
First Quarter	$0.92	$1.15
Second Quarter	$0.80	$0.98
Third Quarter	$0.86	$1.05
Fourth Quarter	$1.03	$1.40

As of March 05, 2019, there were approximately 28 holders of record of our common stock. In addition, a substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock (IMI) relative to the cumulative total return of the Nasdaq Composite Index (^IXIC) and Philadelphia Stock Exchange Semiconductor Index (SOX). The graph assumes that the value of the investment in our common stock on December 31, 2013 and in each of the foregoing indices on December 31, 2013 (including reinvestment of dividends, if any) was $100 and tracks it each year thereafter on the last trading day of each year through December 31, 2018.  The comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

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

We derived the consolidated statements of operations data for 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this filing. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Program revenue	$31,984	$29,010	$39,690	$33,930	$30,624
Licensing and royalty revenue	1,676	8,193	7,608	11,392	17,071
Total revenue	33,660	37,203	47,298	45,322	47,695
Cost of revenue	10,008	12,105	15,830	19,304	24,651
Gross profit	23,652	25,098	31,468	26,018	23,044
Operating expenses:
Research and development	17,228	21,535	28,126	28,576	24,320
Sales and marketing	3,256	4,019	7,383	5,881	5,770
General and administrative	7,516	9,198	10,713	12,287	12,636
Restructuring	—	1,351	1,114	—	1,361
Total operating expenses	28,000	36,103	47,336	46,744	44,087
Loss from operations	(4,348)	(11,005)	(15,868)	(20,726)	(21,043)
Other income (expense):
Interest income (expense), net	594	266	173	(267)	(682)
Other income (expense), net	344	337	265	(12)	(29)
Total other income (expense), net	938	603	438	(279)	(711)
Loss before provision for income taxes	(3,410)	(10,402)	(15,430)	(21,005)	(21,754)
Provision for income taxes	1	1	7	8	7
Net loss	(3,411)	(10,403)	(15,437)	(21,013)	(21,761)

Net loss attributable to common stockholders	$(3,411)	$(10,403)	$(15,437)	$(21,013)	$(21,761)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.21)	$(0.31)	$(0.44)	$(0.47)
Weighted-average number of shares used in computing net loss per share of common stock, basic and diluted	49,688,644	49,546,959	49,395,635	48,158,378	46,718,495
Other Data:
Adjusted EBITDA (unaudited)	$1,766	$(651)	$(1,325)	$(4,871)	$(2,782)
Adjusted earnings (unaudited)	$(2,358)	$(7,580)	$(10,696)	$(15,340)	$(14,379)

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$30,449	$25,807	$27,789	$35,332	$65,069
Working capital	28,392	25,469	27,298	32,810	62,077
Total assets	43,393	44,309	53,168	69,677	105,437
Long-term debt, including current portion	—	—	—	—	23,000
Total stockholders' equity	$34,384	$36,073	$44,996	$56,099	$70,265

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

The following tables present a reconciliation of adjusted EBITDA and our adjusted earnings to our net loss, the most comparable GAAP measure, for each of the periods indicated:

	Years Ended December 31,
Adjusted EBITDA:	2018	2017	2016	2015	2014
	(in thousands)
Net loss	$(3,411)	$(10,403)	$(15,437)	$(21,013)	$(21,761)
Non-GAAP adjustments:
Interest (income) expense, net	(594)	(266)	(173)	267	682
Provision for taxes	1	1	7	8	7
Depreciation, amortization, impairment and accretion	4,717	7,194	9,537	10,728	10,908
Restructuring charges	—	1,351	1,114	—	1,361
Stock based compensation expense (1)	1,053	1,472	3,627	5,673	6,021
Adjusted EBITDA	$1,766	$(651)	$(1,325)	$(4,337)	$(2,782)

	Years Ended December 31,
Adjusted Earnings:	2018	2017	2016	2015	2014
	(in thousands)
Net loss	$(3,411)	$(10,403)	$(15,437)	$(21,013)	$(21,761)
Non-GAAP adjustments:
Restructuring charges	—	1,351	1,114	—	1,361
Stock-based compensation expense (1)	1,053	1,472	3,627	5,673	6,021
Adjusted earnings	$(2,358)	$(7,580)	$(10,696)	$(15,340)	$(14,379)

(1)	Includes stock-based compensation as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$170	$191	$510	$1,114	$1,315
Research and development	297	373	949	1,668	1,234
Sales and marketing	121	119	527	651	1,470
General and administrative	465	789	1,641	2,240	2,002
Total stock-based compensation	$1,053	$1,472	$3,627	$5,673	$6,021

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
•

Results of Operations. An analysis of our financial results comparing the year ended December 31, 2018 to the year ended December 31, 2017 and the year ended December 31, 2017 to the year ended December 31, 2016.

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

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductor and semiconductor related industries. Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary HPC equipment platform, advanced characterization abilities and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $33.6 million for the year ended December 31, 2018 from $37.2 million for the year ended December 31, 2017.

Our net loss decreased to $3.4 million for the year ended December 31, 2018 from a net loss of $10.4 million for the year ended December 31, 2017. Since inception, we have incurred net losses leading to an accumulated deficit of $181.7 million as of December 31, 2018.

Strategy

We currently target large markets that rely on advanced materials for differentiation.  Within these broad markets, we target customers that have track records of technological innovation, have significant materials-based research and development (R&D), and are pursuing technical advancements that are critical to their success and strategy. Generally, our approach is most relevant to industries that rely heavily upon advanced thin film materials such as those achieved using physical vapor deposition (PVD) and atomic layer deposition (ALD) processing tools; however, our approach is also relevant to discovering and understanding advanced materials more broadly, including advanced bulk materials such as metal alloys.  Historically, we have partnered most extensively in the semiconductor industry and particularly in the area of semiconductor memory such as dynamic RAM (DRAM), phase-change RAM (PCM) and new non-volatile memory (NVM) technologies.  Going forward, we currently plan to continue growing our footprint within semiconductors, while expanding our engagement with semiconductor materials and equipment makers.

Basis of Presentation

How We Generate Revenue

Our customer engagement process primarily generates revenue in two ways: program revenue; and licensing and royalty revenue.  Since changing our business model, programs have become our primary engagement model with customers and are structured to result in program fees, and in some cases licensing and/or royalty revenue arrangements.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Program revenue	$31,984	$29,010	$39,690
Licensing and royalty revenue	1,676	8,193	7,608
Total revenue	$33,660	$37,203	$47,298

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

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). Specifically, this includes licensing the HPC capabilities of our workflows, licensing our informatics and analysis software, and licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In certain instances, minimum license fees and royalties may be guaranteed by customer contracts and are recognized as revenue ratably over the related periods. In addition, licensing and royalty revenue may include sale of intellectual property when title transfers if there are no remaining performance obligations related to the intellectual property transfer. During the first quarter of 2017, in connection with a CDP, we recognized revenue on the sale of intellectual property that was developed during the term of the CDP.  We anticipate our licensing and royalty revenue to continue to represent a low percentage of overall revenue in the future as we transition to a purely program services model.

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

Factors Affecting our Performance

Reliance on continued customer engagement. Our current preferred approach to customer engagement is to enter into multi-year umbrella agreements that allow our customers during the term to selectively engage in multiple projects, each typically having a duration of six to twelve months and each subject to its own payment obligations that we refer to as program service fees or service fees.  These multi-year umbrella agreements can also include success fees or royalties depending on how the project leverages our development team or incorporates our background technology.  Similarly, we seek an additional fee if a customer decides to commercialize our background technology. While our flexible engagement model has substantially reduced our sales cycle, it has made us more reliant on continued customer programs and customer satisfaction with our deliverables.

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

Extended sales cycles. Our sales cycles can be extended, and we may commit significant resources and expenses for a project before a potential customer commits to a program. Under our business model, they have ranged between 3 and 9 months with existing customers and 6 to 12 months when engaging with a customer that is new to us. Investment of time and resources in a particular customer engagement that does not ultimately result in material revenue will adversely affect our revenue and results of operations.

Customer concentration. Due to the concentrated nature of manufacturers in the DRAM and complex logic markets, our revenue is and may continue to be concentrated to a limited number of key high-volume customers. However, we believe there is an opportunity to expand our engagements with our customers into new applications over time. In addition, because our platform is broadly applicable to industries whose products rely on thin films for differentiation, including semiconductors, flat glass coatings and glass-based devices, special metal alloys, LEDs, flat-panel displays and other technologies, we believe we have significant opportunities to engage with a broad range of customers.

Cost of Revenue and Operating Expenses

Cost of Revenue

The following table sets forth our cost of revenue by revenue category:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues:
Cost of program revenue	$9,999	$11,449	$15,705
Cost of licensing and royalty revenue	9	656	125
Total cost of revenues	$10,008	$12,105	$15,830

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

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue consist of the amortization of acquired patents, which were acquired as part of our Symyx asset purchase in November 2011, and ongoing licensing obligations.

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

Restructuring Expense

Our restructuring expense primarily consisted of costs associated with employee severance and termination benefits. There were no restructuring expenses for 2018. In March 2017, we initiated a reduction in our workforce to reduce non-core activities and operating costs and to improve profitability. As a result of the reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.4 million in 2017.

Interest Income (Expense), net

Interest income represents interest earned on our cash, cash equivalents and investments. We expect interest income will vary each reporting period depending on our average investment balances during the period and market interest rates.

Other Income (Expense), net

Other income primarily consists of sublease income that we receive from subleasing a portion of our office space under a sublease agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sub-lessee moved in and occupied the space during the second quarter of 2016.  Other income (expense) also includes foreign exchange gains and losses that have not been significant.

Provision for Income Taxes

We are subject to taxes in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. To date, we have incurred net losses and have not recorded any U.S. federal income tax benefits as these losses have been offset by valuation allowances. As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of approximately $69.6 million and $64.6 million, respectively.

In addition, we had $3.9 million in U.S. federal R&D credit and $12.8 million in California R&D credit carryforwards to offset future income tax liabilities. Our ability to use our net operating loss carryforwards to offset future taxable income and our ability to use our tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations arising from "ownership changes" within the meaning of Section 382 of the Internal Revenue Code.

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

Critical accounting estimates are listed in the footnotes to our consolidated financial statements.

.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$31,984	$29,010	$2,974	10%
Licensing and royalty revenue	1,676	8,193	(6,517)	-80%
Total revenue	33,660	37,203	(3,543)	-10%
Cost of revenue:	10,008	12,105	(2,097)	-17%
Gross profit	23,652	25,098	(1,446)	-6%
Operating expenses:
Research and development	17,228	21,535	(4,307)	-20%
Sales and marketing	3,256	4,019	(763)	-19%
General and administrative	7,516	9,198	(1,682)	-18%
Restructuring charges	—	1,351	(1,351)	-100%
Total operating expenses	28,000	36,103	(8,103)	-22%
Loss from operations	(4,348)	(11,005)	6,657
Other income (expense):
Interest income (expense), net	594	266	328
Other income (expense), net	344	337	7
Total other income (expense), net	938	603	335
Loss before provision for income taxes	(3,410)	(10,402)	6,992
Provision for income taxes	1	1	—
Net loss	$(3,411)	$(10,403)	$6,992

Revenue

Our revenue decreased by $3.5 million, or 10%, to $33.6 million during the year ended December 31, 2018, from $37.2 million during the year ended December 31, 2017, driven by an 80% decrease in licensing and royalty revenue, partially offset by a 10% increase in program revenue.  The increase in program revenue was primarily a result of a $3.5 million increase from new customers, which was offset by $0.5 million decrease in revenue from existing customers. The decrease in licensing and royalty revenue was primarily due to the ending of a patent exclusivity agreement with a customer for $5.0 million and a 2017 patent sale to a customer for $1.5 million.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and royalty-related end-market sales.

The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2018 and 2017 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2018		2017
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$8,041	24%	$11,793	32%
Japan	144	—%	401	1%
APAC ex Japan	25,475	76%	24,859	67%
Europe and Middle East	—	—%	150	—%
Total	$33,660	100%	$37,203	100%

Cost of Revenue

Cost of revenue decreased by $2.1 million, or 17%, to $10.0 million during the year ended December 31, 2018 from $12.1 million during the prior year which ended December 31, 2017, primarily due to decreases in costs from depreciation and amortization, materials and other costs associated with our programs.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 70.3% during the year ended December 31, 2018 compared to 67.5% for the year ended December 31, 2017. This increase was primarily on account of lower depreciation and amortization expenses in 2018 compared to 2017 due to assets that were fully depreciated.

Research and Development

R&D expenses decreased by $4.3 million, or 20%, to $17.2 million during the year ended December 31, 2018, from $21.5 million compared to the year ended December 31, 2017. The changes were primarily attributable to decreases in our personnel-related expenses, professional services fees, and depreciation and amortization expense. The decrease in personnel-related expenses and professional services fees were attributable to a reduction in force in 2017. The decrease in depreciation and amortization expense was due to assets that were fully depreciated.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.1 million for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Sales and Marketing

Sales and marketing expenses decreased by $0.8 million, or 19%, to $3.3 million during the year ended December 31, 2018, from $4.0 million during the year ended December 31, 2017. The changes were primarily attributable to decreases in our personnel-related expenses and professional services fees. The decrease in personnel-related expenses and professional services fees were attributable to a reduction in force in 2017.

Stock-based compensation, which was included in personnel-related expenses, increased by $2,000 for the year ended December 31, 2018, compared to the year ended December 31, 2017.

General and Administrative

General and administrative expenses decreased by $1.7 million, or 18%, to $7.5 million during the year ended December 31, 2018, from $9.2 million for the year ended December 31, 2017.  The changes were primarily attributable to decreases in our personnel-related expenses and professional services fees. The decrease in personnel-related expenses and professional services fees were attributable to a reduction in force in 2017.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.3 million for the year ended December 31, 2018, compared to the year ended December 31, 2017.

Restructuring Charges

There were no restructuring expenses during the year ended December 31, 2018 compared to $1.4 million during the year ended December 31, 2017.  In March 2017, we initiated a reduction in our workforce to reduce non-core activities and operating costs in an effort to improve profitability. The reduction in workforce constituted approximately 18% of our global workforce. As a result of the reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.4 million.

Loss from Operations

Our operating loss decreased by $6.6 million to $4.3 million during the year ended December 31, 2018, compared to $11.0 million for the year ended December 31, 2017, driven principally by an $8.0 million and $2.0 million decrease in our operating expenses and cost of revenue respectively, which was partially offset by a $3.5 million reduction in revenue primarily due to a loss of licensing and royalty revenue.

Interest Income (Expense), net

The increases in interest income (or decreases in interest expense) of $0.3 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, were primarily attributable to increase in income on our investments due to higher cash balances and yields.

Other Income (Expense), net

Other income, net, for the year ended December 31, 2018 consisted principally of lease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease began during the second quarter of 2016.  Other income (expense) during the year ended December 31, 2018 consisted of foreign exchange gains and losses and was not significant.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2018 and 2017 consisted principally of state minimum income tax and were not significant during either period.

Net Loss

Our net loss decreased by $7.0 million to a net loss of $3.4 million during the year ended December 31, 2018, compared to $10.4 million for the year ended December 31, 2017. The differences between operating loss and net loss during the year ended December 31, 2018 and 2017 were primarily attributable to our sublease income and income on our investments.

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

Revenue

Our revenue decreased by $10.1 million, or 21%, to $37.2 million during the year ended December 31, 2017, from $47.3 million during the year ended December 31, 2016, driven by a 27% decrease in program revenue, partially offset by 8.0% increase in licensing and royalty revenue. The decrease in program revenue of $10.7 million was primarily a result of $14.3 million decrease in revenue related to the scheduled completion and reduction of program agreements, which was partially attributable to the implementation of our new business model, which was partially offset by a $1.3 million increase in revenue from new customer engagements and $2.3 million increase in current customer growth. The increase in licensing and royalty revenue of $0.6 million was primarily due to the sale of certain patents to a customer for $1.5 million and was partially offset by lower royalty-related end-market sales and the ending of an exclusivity agreement.

The following table presents revenue by geographic region (based on invoiced locations) during the years ended December 31, 2017 and 2016 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Years Ended December 31,
	2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$11,793	32%	$21,728	46%
Japan	401	1%	313	1%
APAC ex Japan	24,859	67%	23,830	50%
Europe and Middle East	150	—%	1,427	3%
Total	$37,203	100%	$47,298	100%

Cost of Revenue

Cost of revenue decreased by $3.7 million, or 24%, to $12.1 million during the year ended December 31, 2017 from $15.8 million during the prior year which ended December 31, 2016, due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with programs. Stock-based compensation, which was included in personnel-related expenses, decreased by $0.3 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Gross Margin

Our gross profit as a percentage of net revenues, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 67.5% during the year ended December 31, 2017 compared to 66.5% for the year ended December 31, 2016. This increase in gross margin was primarily attributable to a higher mix of licensing and royalty revenue in 2017 compared to 2016.

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

Sales and Marketing

Sales and marketing expenses decreased by $3.3 million, or 46%, to $4.0 million during the year ended December 31, 2017, from $7.4 million during the year ended December 31, 2016. The changes were attributable to decrease in our personnel-related expenses, partially due to our restructuring and professional service fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

General and Administrative

General and administrative expenses decreased by $1.5 million, or 14%, to $9.2 million during the year ended December 31, 2017, from $10.7 million for the year ended December 31, 2016.  This decrease was primarily attributable to decrease in our personnel-related expenses, partially due to our restructuring, and professional services fees.

Stock-based compensation, which was included in personnel-related expenses, decreased by $0.9 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Restructuring Charges

Restructuring expenses were $1.4 million and $1.1 million during the year ended December 31, 2017 and December 31, 2016, respectively. In March 2017, we initiated a reduction in our workforce to reduce non-core activities and operating costs and to improve profitability. This reduction in our workforce constituted approximately 18% of our global workforce. As a result of the reduction in our workforce, we recorded expenses related to employee severance and termination benefits of approximately $1.4 million in 2017. In September 2016, we initiated a restructuring plan to reduce workforce by 13%, pursuant to which charges of $1.1 million were incurred for severance and other personnel related costs.

Loss from Operations

Our operating loss decreased by $4.9 million to $11.0 million during the year ended December 31, 2017, compared to $15.9 million for the year ended December 31, 2016, driven principally by an $11.2 million and $3.7 million decrease in our operating expenses and cost of revenue respectively, and was partially offset by a $10.1 million reduction in revenue primarily due to loss of program revenue..

Interest Income (Expense), net

The increases in interest income (or decreases in interest expense) of $0.1 million during the year ended December 31, 2017, compared to the year ended December 31, 2016 were primarily related to income on our investments.

Other (Expense) Income, net

Other income, net, for the year ended December 31, 2017 and December 31, 2016 consisted principally of lease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease began during the second quarter of 2016. Other income (expense) during the year ended December 31, 2017 consisted of foreign exchange gains and losses and was not significant.

Provision for Income Taxes

Provision for income taxes during the years ended December 31, 2017 and 2016 consisted of income taxes on our foreign entities and state minimum income tax and were not significant during either period.

Net Loss

Our net loss decreased by $5.0 million to a net loss of $10.4 million during the year ended December 31, 2017, compared to $15.4 million for the year ended December 31, 2016. The differences between operating loss and net loss during the year ended December 31, 2017 and 2016 were primarily attributable to our sublease income and income on our investments in each year.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Please note that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Our unaudited quarterly results of operations for the eight quarters ended December 31, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands, except per share amounts, Unaudited)
Revenue:
Program revenue	$6,009	$7,354	$9,365	$9,256	$8,850	$6,869	$6,480	$6,812
Licensing and royalty revenue	312	508	437	419	$1,698	1,753	1,609	3,133
Total revenue	6,321	7,862	9,802	9,675	10,548	8,622	8,089	9,945
Cost of revenue	1,714	2,058	2,859	3,376	3,697	2,875	2,547	2,987
Gross profit	4,607	5,804	6,943	6,299	6,851	5,747	5,542	6,958
Operating expenses:
Research and development	4,677	4,463	4,056	4,032	4,206	4,835	5,385	7,108
Sales and marketing	910	692	858	796	734	874	931	1,481
General and administrative	1,901	1,581	1,748	2,286	1,974	2,000	2,217	3,008
Restructuring charges	—	—	—	—	—	—	3	1,348
Total operating expenses	7,488	6,736	6,662	7,114	6,914	7,709	8,536	12,945
Loss from operations	(2,881)	(932)	281	(815)	(63)	(1,962)	(2,994)	(5,987)
Other income (expense):
Interest income (expense), net	180	168	140	106	84	70	58	55
Other income (expense), net	104	78	75	87	95	64	82	97
Total other income (expense), net	284	246	215	193	179	134	140	152
Income (Loss) before provision for income taxes	(2,597)	(686)	496	(622)	116	(1,828)	(2,854)	(5,835)
Provision for income taxes	-	-	-	1	-	-	-	1
Net income (loss)	(2,597)	(686)	496	(623)	116	(1,828)	(2,854)	(5,836)
Net income (loss) per share of common stock, basic	$(0.05)	$(0.01)	$0.01	$(0.01)	$0.00	$(0.04)	$(0.06)	$(0.12)
Shares used in computing net loss per share of common stock, basic	49,751	49,746	49,673	49,582	49,559	49,555	49,555	49,519

Liquidity and Capital Resources

As of December 31, 2018, we had $30.4 million of cash, cash equivalents and investments and $28.4 million of net working capital.

To date, we have incurred significant losses. During the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $3.4 million, $10.4 million, and $15.4 million respectively. As of December 31, 2018, our accumulated deficit was $181.7 million.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Years Ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$5,938	$(873)	$(5,404)
Net cash (used in) provided by investing activities	$(3,862)	$1,210	$(1,214)
Net cash (used in) provided by financing activities	$185	$(6)	$701

Cash Flows from Operating Activities

We experienced a positive cash flow from operating activities during the year ended December 31, 2018, primarily due to our operating results.

Net cash provided by operating activities during the year ended December 31, 2018 of $5.9 million was primarily attributable to a net loss of $3.4 million, which was offset by non-cash charges of $4.7 million for depreciation, amortization, impairment and accretion and $1.0 million for stock-based compensation. Cash flow from our operating assets and liabilities increased $3.6 million primarily as a result of a decrease in accounts receivable of $2.6 million, prepaid expenses and other current assets of $0.2 million, materials inventory of $0.1 million and an increase of $0.9 million in accrued and other liabilities, offset by a decrease in accounts payable of $0.2 million.

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

During the year ended December 31, 2018, cash used in investing activities was $3.9 million as a result of $2.6 million in purchases, net of maturities, of short-term investments, and $1.3 million in capital expenditures.

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

During the year ended December 31, 2018, cash provided for financing activities was $0.2 million, primarily as a result of proceeds from the exercise of common stock options.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$17,557	$2,521	$5,232	$5,497	$4,307
Purchase obligations	880	880	—	—	—
Total	$18,437	$3,401	$5,232	$5,497	$4,307

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California. During the year ended December 31, 2018, we made regular lease payments of $2.5 million under this operating lease agreement and our lease obligation under the agreement as of December 31, 2018 was $17.6 million. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and investment accounts as of December 31, 2018 totaled $30.4 million consisting of cash equivalents and investments in a variety of securities, including commercial paper, corporate debt securities and money market funds. If overall interest rates fell 10% for the year ended December 31, 2018, our interest income would have decreased by an immaterial amount, assuming consistent investment levels.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Intermolecular, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intermolecular, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the related consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2016.

/s/ ArmaninoLLP

San Ramon, California

March 8, 2019

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,351	$6,090
Short-term investments	22,098	18,060
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2018 and December 31, 2017	3,349	5,519
Prepaid expenses and other current assets	936	1,069
Total current assets	34,734	30,738
Long-term investments	—	1,657
Materials inventory	2,638	2,781
Property and equipment, net	3,432	5,913
Intangible assets, net	2,075	2,620
Other assets	514	600
Total assets	$43,393	$44,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$760	$928
Accrued liabilities	1,234	865
Accrued compensation and employee benefits	3,431	2,535
Deferred revenue	917	941
Total current liabilities	6,342	5,269
Deferred rent, net of current portion	2,667	2,939
Other long-term liabilities	—	28
Total liabilities	9,009	8,236
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,752,516 and 49,569,721 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	50	50
Additional paid-in capital	216,034	214,796
Accumulated other comprehensive loss	(27)	(35)
Accumulated deficit	(181,673)	(178,738)
Total stockholders’ equity	34,384	36,073
Total liabilities and stockholders’ equity	$43,393	$44,309

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenue:
Program revenue	$31,984	$29,010
Licensing and royalty revenue	1,676	8,193
Total revenue	33,660	37,203
Cost of revenue:
Cost of program revenue	9,999	11,449
Cost of licensing and royalty revenue	9	656
Total cost of revenue	10,008	12,105
Gross profit	23,652	25,098
Operating expenses:
Research and development	17,228	21,535
Sales and marketing	3,256	4,019
General and administrative	7,516	9,198
Restructuring charges	—	1,351
Total operating expenses	28,000	36,103
Loss from operations	(4,348)	(11,005)
Other income (expense):
Interest income (expense), net	594	266
Other income (expense), net	344	337
Total other income (expense), net	938	603
Loss before provision for income taxes	(3,410)	(10,402)
Provision for income taxes	1	1
Net loss	$(3,411)	$(10,403)

Basic and diluted net loss per common share	$(0.07)	$(0.21)

Shares used in basic and diluted net loss per common share	49,689	49,547

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2018	2017
Revenue:
Program revenue	$—	$—
Licensing and royalty revenue	—	383
Total revenue	$—	$383
Cost of Revenue:
Cost of program revenue	$—	$—
Cost of licensing and royalty revenue	—	1
Total cost of revenue	$—	$1

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(3,411)	$(10,403)
Change in unrealized gain (loss) on available-for-sale-securities, net of tax	9	(3)
Comprehensive loss, net of income tax	$(3,402)	$(10,406)

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Stockholders' Equity
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2016	49,513,528	$50	$213,313	$(168,335)	$(32)	$44,996
Issuance of common stock upon option exercises	6,270	—	11	—	—	11
Forfeiture of restricted stock awards	(12,500)	—	—	—	—	—
Vesting of restricted stock units	62,423	—	—	—	—	—
Stock-based compensation	—	—	1,472	—	—	1,472
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(10,403)	—	(10,403)
Balances as of December 31, 2017	49,569,721	$50	$214,796	$(178,738)	$(35)	$36,073
Issuance of common stock upon option exercises	163,780	—	185	—	—	185
Vesting of restricted stock units	19,015	—	—	—	—	—
Stock-based compensation	—	—	1,053	—	—	1,053
Other comprehensive gain	—	—	—	—	9	9
ASC 606 adjustment	—	—	—	475	—	475
Net loss	—	—	—	(3,411)	—	(3,411)
Balances as of December 31, 2018	49,752,516	$50	$216,034	$(181,674)	$(26)	$34,384

See accompanying notes to consolidated financial statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,411)	$(10,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	4,717	7,194
Stock-based compensation	1,053	1,472
(Gain) loss on disposal of property and equipment	(9)	68
Changes in operating assets and liabilities:
Accounts receivable	2,646	(456)
Prepaid expenses and other current assets	219	585
Materials inventory	50	557
Accounts payable	(197)	592
Accrued and other liabilities	894	110
Deferred revenue	(24)	(592)
Net cash provided by (used in) operating activities	5,938	(873)
Cash flows from investing activities:
Purchase of investments	(27,362)	(20,888)
Redemption of investments	24,775	22,861
Purchase of property and equipment	(1,287)	(777)
Proceeds from sale of equipment	12	14
Net cash provided by (used in) investing activities	(3,862)	1,210
Cash flows from financing activities:
Principal payment under capital leases obligation	—	(17)
Proceeds from exercise of common stock options	185	11
Net cash provided by (used in) financing activities	185	(6)
Net increase in cash and cash equivalents	2,261	331
Cash and cash equivalents at beginning of period	6,090	5,759
Cash and cash equivalents at end of period	$8,351	$6,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6
Cash paid for income taxes, net of refunds received	$1	$1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$105	$409
Transfer of materials inventory to property and equipment	$206	$428
Additions to property, equipment and intangible assets not paid at the end of the period	$258	$55

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

The consolidated financial statements include the accounts of our Company and all of our subsidiaries. We generated $5.9 million from operations and carry no debt. The cash, cash equivalents and investments as of December 31, 2018 was $30.4 million.

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

Short-term investments consist principally of corporate debt securities and commercial paper. If applicable, the Company considers marketable securities with remaining time to maturity greater than one year to be classified as long-term. The Company considers all other marketable securities to be short-term marketable securities. The short-term marketable securities are classified as current assets because they can be readily converted into securities with a shorter remaining time to maturity or into cash. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date. All marketable securities and cash equivalents in the portfolio are classified as available-for-sale and are stated at fair value and any changes to fair values are recognized through net income. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Fair value is based on quoted market rates or direct and indirect observable markets for these investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The cost of securities sold and any gains and losses on sales are based on the specific identification method.

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

Materials Inventory

Materials inventory are stated at the lower of cost or net realizable value, with cost determined on an average cost basis. Materials inventory consist of raw materials in the amount of $2.6 million and $2.8 million, as of December 31, 2018 and December 31, 2017, respectively. Materials inventory is used to build and as replacement parts for repairs and maintenance on property plant and equipment. Inventory is no longer purchased for resale as in prior years. Materials inventory that are determined to be in excess of the company requirements or are considered obsolete, are recorded as a cost of revenue in the period in which they are determined to be excess or obsolete. The Company recorded inventory impairment charges of $0.2 million and $0.6 million for the year ended December 31, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In addition, the company reviews and if necessary, tests its long-lived assets for impairment at least annually.  Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the estimated fair value of the asset. The Company generally records impairment of long-lived assets in research and development expense on the Consolidated Statements of Operations. The Company recorded a $0.1 million and $0.1 million impairment loss on property and equipment and a $0.3 million and $0.6 million impairment loss on intangible assets during the year ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company derives its revenue from two principal sources: 1) program services and 2) licensing and royalty revenues, which consist of technology licensing and royalty fees. Product sales have been made historically, but are not a principal source of revenue.

Program revenue - The Company enters into development programs and other research and development service agreements with customers under which the Company conducts research and development activities with customers. The agreements specify minimum levels of research effort required to be performed by the Company. Payments received under the agreements are not refundable if the research effort is not successful. In some contracts, the Company retains rights to certain elements of technology developed in the course of its performance, which the customer has an option to license in the future under the terms defined in the agreement. The Company generates a significant portion of its program revenue from certain research and development service contracts delivered over a specific period of time. These contracts require reliable estimation of costs to perform obligations and the overall scope of each engagement. Revenue from contracts is recognized using the following five steps:

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

A majority of our program services revenue is recognized as services are performed using percentage of completion method of contract accounting based on the output or input (i.e., units or labor hours) method, whichever is the most appropriate measure of progress towards completion of the contract.

Input method: The use of the input method requires the Company to make reasonably dependable estimates.  We use the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract.  The input method is reasonable when the hours best reflect the Company’s efforts toward satisfying the performance obligation over time.  As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to the Company’s measure of progress is accounted for as a change in accounting estimate.

Output method: We use the output method based on results achieved and delivered to the customer, where revenue is calculated based on the deliverables transferred to the customers as a percentage of total deliverables to be transferred to the customer at completion of the contract.  The output method is reasonable when the deliverables best reflect the Company’s efforts toward satisfying the performance obligation over time.

Licensing and royalty revenue - The Company recognizes revenue for licenses to intellectual property when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Licensing and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is based on estimated end-market sales of products that incorporate our intellectual property. Revenue on the sale of intellectual property is recognized in full when title transfers if there are no remaining deliverables related to the intellectual property purchase.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at invoiced amounts and unbilled contractually obligated amounts. Trade accounts receivable are presented net of allowances for doubtful accounts, if applicable, and do not bear interest. The allowance for doubtful accounts is based on the Company's assessment of the collectability of its customer accounts. The Company reviews the allowance by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect customers' ability to pay. The Company did not have any allowances for doubtful accounts as of December 31, 2018 and December 31, 2017.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent 10% or more of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Years Ended December 31,		As of December 31,	As of December 31,
	2018	2017	2018	2017
Customer A	57%	57%	*	72%
Customer B	*	13%	*	*
Customer C	18%	*	10%	19%
Customer D	*	*	26%	*
Customer E	*	*	12%	*
Customer F	*	*	26%	*
Customer G	*	*	17%	*

*	less than 10%

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

The Company assesses the likelihood that the deferred tax assets will be recovered and establishes a valuation allowance to the extent the Company believes that it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2018 and 2017. Based on the available evidence, the Company believed it was more likely than not that it would not be able to utilize its deferred tax assets in the future. The Company intends to maintain a full valuation allowance until and if sufficient evidence exists to support all or a portion of its reversal.

The Company regularly reviews its tax positions for benefits to be realized. A tax position must be more likely than not to be sustained upon examination to justify recognition of a benefit for that position. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company's policy is to recognize interest and penalties related to income tax matters as income tax expense. As of December 31, 2018, the Company has not recognized any interest or penalties associated with unrecognized tax benefits.

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

The Company accounts for stock options issued to nonemployees based on the fair value of the options determined using the Black-Scholes-Merton option-pricing model. The fair value of stock options granted to nonemployees is re-measured each reporting period as the stock options vest and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

The Company's financial instruments consist of Level I and Level II assets. Level I securities include highly liquid money market funds and certificates of deposit and Level II securities include corporate debt securities and commercial paper. There were no Level III assets or liabilities during the two year period ended December 31, 2018.

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

Recent Accounting Pronouncements

Standards adopted in 2018

Revenue Recognition

On January 1, 2018, we adopted ASU 2014-09 (or “ASC 606”), the comprehensive new revenue recognition standard issued by the Financial Accounting Standards Board (FASB). The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised services or products to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services or products. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances.

We adopted the new revenue recognition standard using the modified retrospective basis and applied the guidance to all contracts that were not completed as of January 1, 2018. This resulted in an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2018. The comparative financial information has not been restated and continues to be reported under the revenue accounting standards in effect during those periods. The adoption of this standard did not have a material impact to our consolidated financial position, reported revenue, results of operations or cash flows as of and for the year ended December 31, 2018.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet, as of January 1, 2018, as a result of the adoption of ASC 606 were as follows (in thousands):

	Balance at December 31, 2017	Adjustment Due to ASC 606	Balance at January 1, 2018
Condensed Consolidated Balance Sheet
Assets
Accounts receivable	$5,519	$475	$5,994
Stockholders' equity
Accumulated deficit	$(178,738)	$475	$(178,263)

The impact of ASC 606 adoption on our condensed consolidated Statement of Operations and Balance Sheet were as follows (in thousands):

	For the Year ended December 31, 2018
	As Reported	Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Condensed Consolidated Statement of Operations
Revenues
Licensing and royalty revenue	$1,676	$1,762	$(86)
Net loss	(3,411)	(3,325)	86

Condensed Consolidated Balance Sheet
Assets
Accounts receivable	3,349	2,960	389
Stockholders' equity
Accumulated deficit	$(181,673)	$(182,062)	$(389)

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

	Balance at December 31, 2018	Balance at December 31, 2017
Receivables, which are included in Accounts receivable	$2,258	$5,259
Contract assets	1,091	260
Contract liabilities	$917	$941

All of the contract liability balance at the beginning of year of $0.9 million was recognized as revenue for the year ended December 31, 2018.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Standards not yet adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards

Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. We will adopt Topic 842 effective January 1, 2019 using the modified retrospective transition method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately $11.6 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate.

Nonemployee Share-Based Payments

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share based payments to employees with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance is effective for us for our first quarter of 2019. Early adoption is permitted. ASU 2018-07 shall be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We have evaluated this new guidance and do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$5,383	$5,383	$—	$—
Corporate debt securities and commercial paper	22,098	—	22,098	—
Total assets measured at fair value	$27,481	$5,383	$22,098	$—

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,279	$2,279	$—	$—
Corporate debt securities and commercial paper	19,717	—	19,717	—
Total assets measured at fair value	$21,996	$2,279	$19,717	$—

Investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive loss. Gains and losses are determined using the specific identification method.  Cash, cash equivalents, and investments consisted of the following as of December 31, 2018 (in thousands):

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$2,968	$—	$—	$2,968
Money market funds	5,383	—	—	5,383
Corporate debt securities and commercial paper	22,125	—	(27)	22,098
Total cash, cash equivalents and investments	$30,476	$—	$(27)	$30,449

As of December 31, 2017 the Company had $36,000 of unrealized losses.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	December 31, 2018	December 31, 2017
Lab equipment and machinery	$59,413	$58,937
Leasehold improvements	6,420	6,248
Computer equipment and software	4,512	4,726
Furniture and fixtures	221	221
Construction in progress	1,025	282
Total property and equipment	71,591	70,414
Less accumulated depreciation	(68,159)	(64,501)
Property and equipment, net	$3,432	$5,913

During 2018, the Company determined that it identified indicators of impairment relating to certain lab equipment. Based on this evaluation, the Company recorded an impairment charge of $0.1 million.  Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. Because of changing market conditions, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.  As discussed in Note 1, Impairment of Long-Lived Assets, the Company recorded $0.1 million impairment-related expenses during the year ended December 31, 2017.

The following table presents depreciation expense included in the Consolidated Statement of Operations and includes amortization of leasehold improvements (in thousands):

	Years Ended December 31,
	2018	2017
Depreciation expense	$3,958	$5,736

4. Intangible Assets

Intangible assets consist of the following (in thousands):

	As of
	December 31, 2018	December 31, 2017
Patents issued	$2,847	$3,829
Patents pending	89	128
Trademarks	40	40
Total intangible assets	2,976	3,997
Less patent amortization	(901)	(1,377)
Intangible assets, net	$2,075	$2,620

Amortization commences upon patent issuance. The useful life of the patents, once issued, will not exceed 20 years, and will depend on the nature of the patent. The average estimated amortization period of the Company's current portfolio is approximately 17 years from the date of patent issuance factoring in approximately 3 years on average for prosecution of the pending patents.

During 2018, the Company identified certain patents with carrying values deemed to not be recoverable.  Based on this evaluation, the Company recorded an impairment charge of $0.3 million related to these patents. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Because of changing market conditions (i.e., less marketplace demand and rising interest rates), it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.  As discussed in Note 1, Impairment of Long-Lived Assets, the Company recorded impairment-related expenses of $0.6 million during the year ended December 31, 2017.

The following table presents patent amortization expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2018	2017
Amortization expense	$214	$317

Estimated future aggregate annual amortization expense for both issued and pending intangible assets is as follows (in thousands):

As of December 31, 2018:
2019	$207
2020	178
2021	178
2022	178
2023	178
Thereafter	1,116
Total	$2,035

5. Commitments and Contingencies

Operating Leases

The Company entered into an operating lease agreement in May 2010 for its San Jose headquarters that was subsequently modified in November 2013, which extended the term of the lease for a period of approximately one hundred thirty-nine (139) months from the date of the modified agreement and provided the Company with four months of free rent. In addition, the Company received a tenant improvement allowance of $1.0 million in the aggregate that was paid to the Company in equal installments over the course of the ten months after the date of the modified agreement to be used for the modification, refurbishment, construction or installation of improvements to the facility. On May 6, 2015, the lease was further amended (second amendment) to reflect the building’s new ownership and an adjustment in rent schedules, in which case the monthly rent payments were reduced by $49,000 each month from July 2015 to October 2015 and were then increased by the same amount from November 2015 to February 2016. The total rent payments under the lease, however, remain unchanged.

The following table presents rent expense included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2018	2017
Rent expense	$2,250	$2,249

Future commitments and obligations under this operating lease to be satisfied as they become due over the term are as follows (in thousands) as of December 31, 2018:

The years ending December 31,
2019	2,521
2020	2,584
2021	2,648
2022	2,714
2023	2,782
Thereafter	4,308
Total	$17,557

During 2018, the Company made payments in the amount of $2.5 million related to this operating lease.  In December 2015, the company signed a sublease to lease out a portion of office space. The sublessee began during the second quarter of fiscal 2016.  The term of the lease is for 3 years and rental payments from the sublessee are approximately $0.3 million per annum.

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

Depreciation expense of the furnace recorded under the capital lease obligations was $11,000 for the year ended December 31, 2017.

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

6. Stock-Based Compensation

During the year ended December 31, 2011, the board of directors approved the 2011 Equity Incentive Plan (2011 Plan). A total of 4,225,648 shares of common stock were reserved for future issuance under the 2011 Plan, which became effective on November 17, 2011. The Company has a 2004 Equity Incentive Plan (2004 Plan), but no longer grants stock options under this plan. Canceled or forfeited stock option grants under the 2004 Plan will be added to the total amount of shares available for grant under the 2011 Plan. In addition, shares authorized but unissued as of November 17, 2011 under the 2004 Plan were added to shares available for grant under the 2011 Plan. The 2011 Plan contains an "evergreen" provision, pursuant to which the number of shares available for issuance under the 2011 Plan may be increased on the first day of the fiscal year, in an amount equal to the least of (a) 2,535,389 shares, (b) 4.5% of the outstanding Shares on the last day of the immediately preceding fiscal year or (c) such number of shares determined by the board of directors. During 2018 the Company registered an additional 2,230,637 shares under its 2011 Plan.

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

Option activity for the periods presented is as follows:

	Options Outstanding
			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise	Contractual	Value
	Outstanding	Price per share	Life (Years)	(in thousands)
Balance as of December 31, 2016	10,023,600	2.04	7.2	15
Granted	2,831,600	1.08
Exercised	(6,270)	0.99
Cancelled	(4,440,702)	2.02
Balance as of December 31, 2017	8,408,228	$1.72	7.6	$993
Granted	1,654,400	1.36
Exercised	(163,780)	1.14
Cancelled	(3,569,111)	2.09
Balance as of December 31, 2018	6,329,737	$1.44	7.8	$137
Exercisable as of December 31, 2018	3,078,712	$1.65	6.7	$67
Vested and expected to vest as of December 31, 2018	5,546,608	$1.47	7.6	$122

Restricted stock award and restricted stock unit (RSUs) activity for the periods presented is as follows:

	Number of	Weighted-
	Stock RSUs	Average Grant
	Outstanding	Date Fair Value per share
Balance as of December 31, 2016	352,413	2.44
Granted	300,000	0.96
Vested	(73,673)	5.39
Forfeited	(54,725)	3.37
Balance as of December 31, 2017	524,015	1.09
Granted	1,845,000	1.21
Vested	(24,015)	3.60
Forfeited	(500,000)	0.96
Balance as of December 31, 2018	1,845,000	$1.21
Vested and expected to vest as of December 31, 2018	1,349,030

Typically, vesting of RSUs occurs over four years and is subject to the employee's continuing service to the Company. The aggregate intrinsic value of RSUs outstanding at December 31, 2018 and 2017 was $1.9 million and $0.7 million, respectively.

RSUs that vested during 2018 and 2017 had fair values of thirty-three thousand and $0.1 million as of the vesting date, respectively.

The following table presents details on grants made by the Company for the following periods:

	Years Ended		Years Ended
	December 31, 2018		December 31, 2017
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value per share	Shares Granted	Date Fair Value per share
Stock options	1,654,400	$1.36	2,831,600	$1.08
RSUs	1,845,000	$1.21	300,000	$0.96

As of December 31, the Company had reserved shares of common stock for issuance as follows:

	2018	2017
Number of stock options outstanding	6,329,737	8,408,228
Number of RSUs outstanding	1,845,000	519,015
Shares available for future grant	11,280,677	8,780,322
Total shares reserved	19,455,414	17,707,565

The Company recognized stock-based compensation expense for awards granted to its employees and nonemployees as follows (in thousands):

	Years Ended December 31,
	2018	2017
Cost of revenue	$170	$191
Research and development	297	373
Sales and marketing	121	119
General and administrative	465	789
Total stock-based compensation	$1,053	$1,472

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Years Ended December 31,
	2018	2017
Stock options	$878	$1,301
Restricted stock awards and restricted stock units (RSUs)	175	171
Total stock-based compensation	$1,053	$1,472

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of December 31, 2018, which is expected to be recognized over the following weighted-average periods, (in thousands, except for weighted-average period):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,480	2.6
RSUs	$1,381	1.8

There were no capitalized stock-based compensation costs or recognized stock-based compensation tax benefits during the years ended December 31, 2018 and 2017.

Additional information regarding options outstanding as of December 31, 2018, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Options	Contractual	Exercise Price		Exercise Price
Range of Exercise Prices	Outstanding	Life (Years)	per Share	Exercisable	per Share
$0.00 to $1.50	4,836,092	8.43	$1.20	1,689,738	$1.15
$1.51 to $3.00	1,365,695	5.49	1.84	1,261,024	1.84
$3.01 to $4.50	21,950	1.95	3.40	21,950	3.40
$6.01 to $7.50	73,000	2.78	6.37	73,000	6.37
$7.51 to $9.00	30,000	4.41	8.21	30,000	8.21
$9.01 to $10.50	3,000	4.07	9.46	3,000	9.46
	6,329,737	7.77	$1.44	3,078,712	$1.65

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

Summary of Assumptions — The fair value of the employee stock options were estimated on the grant dates using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2018	2017
Expected term (in years)	6.0	6.0
Risk-free interest rate	2.8%	2.1%
Expected volatility	54%	55%
Expected dividend rate	—%	—%

7. Net Loss per Share of Common Stock

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2018	2017
Stock options to purchase common stock	6,329,737	8,408,228
RSUs	1,845,000	519,015

8. Income Taxes

The Company follows FASB ASC 740, Income Taxes, for the computation and presentation of its tax provision. For the year ended December 31, 2018, the income tax provision of $1,000 represents a provision for income taxes of nil related to foreign income taxes and state minimum income taxes of $1,000.

The provision for annual income taxes consisted of the following (in thousands):

	As of December 31,
	2018	2017
U.S. Federal	$—	$—
State	1	1
Foreign	—	—
Total current	$1	$1
Deferred	$—	$—
Total deferred	$—	$—
Total provision for income taxes	$1	$1

The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows (in thousands):

	As of December 31,
	2018	2017
Expected tax benefit at statutory federal rate	$(718)	$(3,641)
State tax—net of federal benefit	1	1
U.S. federal research credit	(673)	(654)
Non deductible expenses	878	23
Others	3	(9)
Change in valuation allowance	510	(6,017)
Rate differential impact on tax cuts and jobs act	—	10,298
Provision for income taxes	$1	$1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss federal and state	$19,134	$18,494
Research and foreign tax credits	11,185	10,007
Accrued compensation and vacation	222	226
Deferred revenue, other accruals and reserves	2,543	2,463
Stock-based compensation	1,172	2,048
Patents	435	723
Property and equipment	1,323	1,225
Gross deferred tax assets	$36,014	$35,186
Valuation allowance	$(36,014)	$(35,186)
Total deferred tax asset	$—	$—
Deferred tax liabilities:
Property and equipment	$—	$—
Total deferred tax liabilities	$—	$—
Net deferred tax assets	$—	$—

The Company has established valuation allowances for U.S. federal and state deferred tax assets. The valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. During the year ended December 31, 2018, the Company continued to maintain the valuation allowances for U.S. federal and state deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal. The valuation allowance for deferred tax assets was $36.0 million and $35.2 million as of December 31, 2018 and 2017, respectively. The increase in the valuation allowance during the year ended December 31, 2018 was $0.8 million. The decrease in the valuation allowance during the years ended December 31, 2017 was $26.6 million primarily comprised of $24.6M due to Sec. 382 limitation on tax attributes and $10.3M due to the reduction in the corporate tax rate as a result of the Job Cuts and Tax Act, offset by an increase of $5.9M due to the impact of ASU 2016-09.

As of December 31, 2018, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $69.6 million and $64.6 million, respectively.  The U.S. federal net operating loss carryforwards will begin to expire in 2026 while for state purposes, the net operating losses will begin to expire in 2028. The Internal Revenue Code (IRC) contains a provision which limits the amount of net operating loss (NOL) and research credit carryforwards that can be used in any given year if a significant change in ownership has occurred. As of December 31, 2018, $70.4 million and $45.4 million of the Company’s federal and California NOL carryovers, respectively, are both subject to an annual limitation of $1.2 million imitation, of which $23.1 million of both federal and California NOLs, would be available to offset future taxable income in the twenty-year carryforward period.

In addition, the Company has $3.9 million U.S. federal R&D credit and $12.8 million California R&D credit carryforwards to offset future income tax liabilities. U.S. federal R&D tax credits can be carried forward for 20 years and will start to expire in 2028. California R&D credits can be carried forward indefinitely. As of December 31, 2018, $7.8 million of the Company’s R&D credit carryovers is subject to an annual limitation of $1.2 million limitation, of which Nil R&D credits would be available to offset future taxable income in the twenty-year carryforward period.

Uncertain Tax Positions

For the year ended December 31, 2018, the total amount of unrecognized tax benefits excluding interest thereon was $3.3 million, none of which would impact the effective tax rate if realized during the year. The Company has not accrued interest and penalties related to the unrecognized tax benefits reflected in the financial statements for the years ended December 31, 2018 and 2017. Although the timing and outcome of income tax audits is highly uncertain, unrecognized tax benefits are not expected to decrease in the next twelve months.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2018	2017
Unrecognized benefit—beginning of period	$3,007	$4,212
Gross decreases—prior period tax positions	—	(1,557)
Gross increases—current period tax positions	327	352
Unrecognized benefit—end of period	$3,334	$3,007

The Company's U.S. federal, state and local and foreign income tax returns are subject to audit by relevant tax authorities. The Company's income tax reporting periods beginning with tax year ended December 31, 2014 for the U.S., and tax year ended December 31, 2013 for the Company's major state and local jurisdictions remain generally open to audit by relevant tax authorities.

Tax Cuts and Jobs Act

On December 22, 2017, the United States (U.S.) enacted the Tax Cuts and Jobs Act (The Act), which made significant changes to U.S. federal income tax law affecting Company. Set forth below is a discussion of certain provisions of The Act and Company's assessment of the impact of such provisions on its financials.

Reduction in Corporate Tax Rate: Effective January 1, 2018, the Company's U.S. income will be taxed at a 21% down from the 35% federal corporate rate.  As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017. This resulted in a reduction of $10.2 million in the value of the net deferred tax asset, which was entirely offset by the change in valuation allowance due to the Company's full valuation allowance position.

Accelerated Expensing of Property: The Act extended and modified IRC §168(k) bonus depreciation provisions, allowing businesses to immediately deduct 100% of the cost of eligible property in the year it is placed in service, through 2022. The amount of allowable bonus depreciation is then phased down over four years: 80% will be allowed for property placed in service in 2023, 60% in 2024, 40% in 2025, and 20% in 2026. This provision did not have a material impact to the Company for 2018.

Section 162(m):  The Act expanded the scope of the $1 million deduction limitation and expended the definition of a “covered person” under Internal Revenue Code (“IRC”) §162(m) for tax years beginning after December 31, 2017. The Act repealed the performance base exception; therefore, all compensation paid to a covered employee in excess of $1 million will be nondeductible, unless it is subject to the transition rule. The Company has not limited its executive compensation tax deduction.

GILTI: The Act includes certain anti-deferral and anti-abuse erosion provisions, including a new minimum tax on global intangible low-taxed income ('GILTI'). The Act subjects the Company to current tax on GILTI of its controlled foreign corporations.  At December 31, 2018, based on the Company's profile, this provision did not have a material impact and there is no tax expense impact related to GILTI inclusion.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118’s measurement period close on December 22, 2018, one year from the Tax Act enactment. In accordance with SAB 118, the Company took a provisional amount for the one-time “deemed repatriation” of accumulated foreign earnings for the year ended December 31, 2017. Upon finalization of the provisional adjustment, there was no material change resulting in an adjustment to tax expense.

9. Related Party Transactions

In November 2006, the Company entered into an Alliance Agreement with a related party that was a beneficial owner of more than 5% of the Company’s common stock at the time. As of December 31, 2015, this related party owned less than 5% of the Company’s common stock. During the third quarter of 2016, this related party sold all its holdings of the Company’s stock. Since November 2006, the agreement has been amended numerous times with the last amendment signed in December 2013. The other party to the Alliance Agreement and the Company each had an independent board member that served on both companies’ boards of directors; however the independent board member for the other party to the Alliance Agreement did not stand for re-election as director at the other company effective May 24, 2017 and thus the other company is no longer a related party. As of December 31, 2018 and December 31, 2017, the Company had no accounts receivable or deferred revenue balance in either period with respect to its related party relationships.

The following table presents related party revenue included in the Consolidated Statement of Operations (in thousands):

	Years Ended December 31,
	2018	2017
Related party revenue	$—	$383
Related party cost of revenue	$—	$1

As of December 31, 2018, two representative of an investment firm that is a beneficial owner of approximately 29.6% of the Company’s common stock, are members of the board of directors of the Company.  The Company incurred a director fees expense of $97,000 and $79,000 to the investment firm for fiscal year ended 2018 and 2017 respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Years Ended December 31,
	2018	2017
United States	$8,041	$11,793
Japan	144	401
Asia-Pacific ex Japan	25,475	24,859
Europe and Middle East	—	150
Total	$33,660	$37,203

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the U.S. An insignificant amount of long-lived assets reside in the Company’s foreign subsidiaries in Hong Kong and Taiwan.

11. Restructuring Charges

There were no restructuring charges in 2018. In March, 2017, the Company initiated a reduction in force to reduce non-core activities and operating costs and to improve profitability. The reduction in force constituted approximately 18% of the Company’s global workforce. As a result of the reduction in force, the Company recorded expenses related to employee severance and termination benefits of approximately $1.4 million. All such related expenses are recorded within “Restructuring charges” on the Consolidated Statements of Operations. The following table presents severance and related expenses and payments (in thousands) as of December 31, 2018.

	As of			As of
	December 31, 2017	Charges	Cash Payments	December 31, 2018
Severance and related expenses	$15	$—	$(15)	$—

12. Subsequent Event

The Company has evaluated events up to the filing date of the Form 10-K and determined that no subsequent event activity required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

We made no changes to our internal control over financial reporting during the quarterly period ended December 31, 2018 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and Nominating and Corporate Governance Committee and Audit Committee is incorporated by reference to the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors, Corporate Governance and Related Matters" in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders (the 2019 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference to the information in the 2019 Proxy Statement under the headings "Executive Compensation," "Board of Directors, Corporate Governance and Related Matters" and "Executive Compensation—Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2019 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item concerning transactions with related persons and director independence is incorporated by reference to the information in the 2019 Proxy Statement under the subheadings “Director Independence,” "Transactions with Related Persons" and "Related Person Transaction Policy" under the heading “Board of Directors, Corporate Governance and Related Matters.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information in the 2019 Proxy Statement under the headings “Audit-related Matters” and "Ratification of the Appointment of the Independent Registered Public Accounting Firm."

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

INTERMOLECULAR, INC.
Date: March 8, 2019	By:	/s/ CHRISTIAN F. KRAMER
Christian F. Kramer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH H. TRAUB	Chairman of the Board of Directors	March 8, 2019
Kenneth H. Traub

/s/ CHRISTIAN F. KRAMER	President and Chief Executive Officer (Principal Executive Officer), Director	March 8, 2019
Christian F. Kramer

/s/ BILL ROESCHLEIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019
Bill Roeschlein

/s/ MARVIN D. BURKETT	Director	March 8, 2019
Marvin D. Burkett

/s/ IRWIN FEDERMAN	Director	March 8, 2019
Irwin Federman

/s/ GEORGE M. SCALISE	Director	March 8, 2019
George M. Scalise

/s/ JONATHAN B. SCHULTZ	Director	March 8, 2019
Jonathan B. Schultz

/s/ ADAM SCHEER	Director	March 8, 2019
Adam Scheer

/s/ MATTHEW S. FURNAS	Director	March 8, 2019
Matthew S. Furnas