Form 10-K/A
period 2018-12-31
INTERMOLECULAR INC
filed 2019-04-29
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

3011 N. First Street

San Jose, California 95134

(408) 582-5700

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock, par value $0.001, held by non-affiliates of the registrant was $28.9 million based upon the closing price reported for such date by The Nasdaq Global Select Market. Shares of the registrant’s common stock held by executive officers and directors of the registrant and by each person who owned 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 26, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 49,758,224.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Intermolecular, Inc. (the “Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 8, 2019. The Company is now filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of providing the Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of the Stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2018. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Proxy Statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended solely to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

Below is information about each member of our board of directors. This information includes each director’s age as of March 31, 2019 and length of service as a director of Intermolecular, his principal occupation and business experience for at least the past five years, and the names of other publicly held companies of which he has served as a director during at least the past five years.

In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board of directors to the conclusion that he should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service.

Irwin Federman, age 83, has served as a member of our board of directors since June 2005. Mr. Federman brings to our board of directors an extensive knowledge of the semiconductor industry, as well as public company governance experience. Mr. Federman is currently a senior advisor to U.S. Venture Partners, a venture capital firm, and served as a managing member of U.S. Venture Partners from April 1990 to September 2015. Mr. Federman was President and Chief Executive Officer of Monolithic Memories, Inc., a semiconductor company, from 1979 to 1987. Mr. Federman also serves on the board of directors for each of Check Point Software Technologies Ltd., a security software company, Mellanox Technologies, Ltd., a supplier of interconnect integrated circuits and systems, ON24, Inc., a cloud-based webcasting communications platform company, Silego Technology, Inc., a fabless semiconductor company, and SupplyFrame, Inc., a provider of sales and marketing solutions for the electronics industry. Mr. Federman holds a B.S. in Economics from Brooklyn College and was awarded an Honorary Doctorate of Engineering Science from Santa Clara University.

Adam Scheer, age 47, has served as a member of our board of directors since February 2018. Mr. Scheer brings to our board of directors extensive operational and management experience in the semiconductor industry. Mr. Scheer has been the President of SecureRF Corporation, a leading provider of quantum-resistant authentication and identification cryptograhic tools for low-resource processors, since October 2017. Prior to joining SecureRF, Mr. Scheer was the Chief Operating Officer of MRV Communications and served a key member of the team that drove MRV’s sale to Adva Optical Networking SE. Prior to joining MRV in October 2015, Mr. Scheer served as the Vice President of Marketing and Product Management for the Optical Security and Performance Products group of Viavi Solutions, Viavi’s thin film coatings group. Over the course of nearly 15 years with Viavi Solutions and its predecessor companies, Mr. Scheer served in senior marketing, strategy, corporate development, sales and product management roles. Mr. Scheer earned a Bachelors in Arts in History from Williams College and a Master in Business Administration in Management from New York University’s Stern School of Business.

Kenneth H. Traub, 57, has served as a member of our board of directors since June 2016. Mr. Traub brings to our board of directors extensive leadership and investment experience in the technology industry and broad experience in serving on other boards of directors of companies in a range of industries. Mr. Traub served as a Managing Partner of Raging Capital Management, LLC, or Raging Capital, a diversified investment firm from December 2015 to December 2018. From 2009 through 2015, Mr. Traub was President and Chief Executive Officer of Ethos Management LLC. From 1999 until its acquisition by JDS Uniphase Corp., or JDSU, in 2008, Mr. Traub served as President and Chief Executive Officer of American Bank Note Holographics, Inc., or ABNH, a leading global supplier of optical security devices for the protection of documents and products against counterfeiting. Following the sale of ABNH, he served as Vice President of JDSU, a global leader in optical technologies and telecommunications. In 1994, Mr. Traub co-founded Voxware, Inc., a pioneer in voice over Internet protocol communication technologies, and served as its Executive Vice President and Chief Financial Officer through 1998. From 1988 to 1994, he served as Vice President of Trans-Resources, Inc., a multi-national holding company and investment manager. Mr. Traub currently serves on the boards of directors of the following public companies: (i) as Chairman of DSP Group, Inc., a leading global provider of wireless chipset solutions for converged communications, (ii) Gulfmark, Inc., a global provider of vessels for the offshore drilling industry and (iii) Immersion, Inc., a leading innovator in haptics technologies. He previously served on the boards of directors of (i) Phoenix Technologies, Inc., a supplier of the basic input-output system for the personal computer industry, from 2009 until the company was sold in 2010, (ii) iPass, Inc., a provider of mobility services for Enterprises and Carriers, from 2009 to 2013, (iii) MIPS Technologies, Inc., a leading provider of industry standard processor architectures and cores, from 2011 until the company was sold in 2013, (iv) Xyratex Limited, a leading supplier of data storage technologies, from 2013 until the company was sold in 2014, (v) Vitesse Semiconductor Corporation, a leading supplier of integrated circuit solutions for next-generation carrier and enterprise networks, from 2013 until the company was sold in 2015, (vi) Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates from 2012 to 2016, (vii) A. M. Castle & Co., a specialty metals and plastics distribution company from 2014 to 2016, (viii) as Chairman of the board of MRV Communications, Inc., a provider of packet and optical communications network equipment, from 2011 until the company was sold in 2017, and (ix) IDW Media Holdings, a diversified media company, from 2015 to 2018. He also served as the Chairman of the Board of the New Jersey chapter of the Young Presidents Organization in 2010 and 2011 and on the board of the New Jersey chapter of the World Presidents Organization since 2012. Mr. Traub received a BA from Emory College and an MBA from Harvard Business School.

Matthew S. Furnas, age 31, has served as a member of our board of directors since March 2017. Mr. Furnas brings to our board of directors extensive investment experience in a range of industries. During his career, Mr. Furnas has developed expertise in analyzing and performing due diligence on companies in a wide array of industries through public and private equity investments. Mr. Furnas served as a Senior Analyst at Raging Capital from 2010 until April 2019. He received a B.S. in Business Administration from Olin Business School at Washington University in St. Louis.

George M. Scalise, age 84, has served as a member of our board of directors since December 2004. Mr. Scalise brings to our board of directors extensive knowledge of the semiconductor industry. Mr. Scalise served as President of the Semiconductor Industry Association, or SIA, an association of semiconductor manufacturers and suppliers, from June 1997 to December 2010. Mr. Scalise previously worked at Apple Computer, Inc., where he served as Executive Vice President and Chief Administrative Officer from March 1996 to June 1997, and has also held executive management positions at National Semiconductor Corporation, Maxtor Corporation, Advanced Micro Devices, Inc., Fairchild Semiconductor Corporation and Motorola Semiconductor. Mr. Scalise was Chairman of the Board of the Federal Reserve Bank of San Francisco from May 2003 to December 2005 and served on the Federal Reserve Bank of San Francisco board of directors from January 2000 to December 2005 and also served on President George W. Bush’s Council of Advisors on Science and Technology from 2001 to 2008. Mr. Scalise also served on the California Council on Science and Technology and was a member of the Joint High-Level Advisory Panel of the United States-Israel Science and Technology Commission, and chaired the Secretary of Energy Advisory Board at the U.S. Department of Energy. Mr. Scalise previously served on the board of directors for Cadence Design Systems, Inc., ATMI, Inc. and MindTree, Ltd. Mr. Scalise holds a B.S. in mechanical engineering from Purdue University, and is a graduate of the Stanford Law School’s Directors’ College.

Marvin D. Burkett, age 76, has served as a member of our board of directors since June 2011. A 40-year veteran of the semiconductor industry, Mr. Burkett brings to our board of directors years of experience with global semiconductor and personal computing companies, as well as in-depth knowledge of public company financial and accounting principles. He served as the Chief Financial Officer and Chief Administrative Officer of Nvidia Corporation from 2001 until his retirement in 2009. Mr. Burkett also served at Advanced Micro Devices, Inc. from 1972 until 1998, first as corporate controller and then as the Chief Financial Officer and Chief Administrative Officer. Previously, he worked at the Semiconductor Division of Raytheon Company. Mr. Burkett previously served as a member of the board of directors of Entegris, Inc., Audience, Inc., and NetLogic Microsystems, Inc. Mr. Burkett holds a B.S. degree and an M.B.A. from the University of Arizona.

Christian F. Kramer, age 57, has served as our president and chief executive officer since August 2016 and as a board member since December 2016. Mr. Kramer brings to our board of directors substantial leadership experience in the semiconductor industry. Mr. Kramer most recently served as Chief Commercial Officer and Senior Vice President and General Manager of Electronic Materials of Entegris, since its acquisition of ATMI in 2014. Mr. Kramer joined ATMI in 2010 as Senior Vice President of Materials Solutions and, in 2013, was promoted to manage ATMI’s microelectronics materials business as its General Manager. Prior to joining ATMI, Mr. Kramer was Vice President, Global Strategic Account Management, for Tokyo Electron America.    Mr. Kramer holds a B.S. in general engineering/physical science from the United States Naval Academy and served in the United States Navy as a Surface Warfare Officer for seven years after receiving his degree and commission.

Jonathan B. Schultz, age 54, has served as a member of our board of directors since February 2018. Mr. Schultz brings to our board of directors substantial business experience. Mr. Schultz has been the managing principal of Onyx Equities, LLC, a leading real estate investment and property services firm specializing in acquiring and managing commercial properties, since he co-founded it in 2004. Mr. Schultz also has served on the board of trustees of the Riverview Medical Center Foundation since 2014. Mr. Schultz earned a Bachelor in Arts and Sciences in economics from Syracuse University.

Executive Officers of the Registrant

Below is information about each of our current executive officers. This information includes each officer’s age as of March 31, 2019, his position with Intermolecular, the length of time he has held each position and his business experience for at least the past five years. Our board of directors elects our officers annually, and officers serve until they resign or the board of directors terminates their officer appointment. There are no family relationships among any of our executive officers, directors and nominees for director.

Christian F. Kramer, see “Directors of the Registrant” above

Bill Roeschlein, age 49, has served as our Chief Financial Officer and Principal Financial and Accounting Officer since April 2017. From August 2015 to April 2017, Mr. Roeschlein served as our Vice President of Finance where he was responsible for all corporate accounting and financial planning. Prior to joining the Company, and from January 2015 to July 2015 and from May 2010 to December 2012, Mr. Roeschlein was an advisor for high technology companies, including Trident Microsystems, Inc. From January 2013 to December 2014, Mr. Roeschlein served as Chief Financial Officer of Aurora Algae, Inc., a producer of algae-derived products for the nutrition and biofuel markets. From 2008 to 2010, Mr. Roeschlein served as Chief Financial Officer for Power Integrations, Inc., a supplier of semiconductors for power conversion. From 2006 to 2008, Mr. Roeschlein served as Chief Financial Officer for Selectica, Inc., a provider of cloud-based software solutions. Prior to 2008, Mr. Roeschlein served in various corporate controller and financial management roles at Ultra Clean Technology, Asyst Technologies, and Coopers & Lybrand. Mr. Roeschlein is a Certified Public Accountant (inactive), and has an M.B.A. from Cornell University and a B.A. from the University of California, Los Angeles.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Procedures for Stockholder Nominations to the Board of Directors

There were no material changes to the procedures for nominating directors by our stockholders made in the year ended December 31, 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and any person or entity who owns more than 10% of a registered class of our common stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them.

Based solely on review of this information and written representations by our executive officers and directors, we believe that, during 2018, all forms required by Section 16(a) of the Exchange Act were filed on a timely basis.

Other Corporate Governance Matters

We believe in sound corporate governance practices and have adopted formal corporate governance guidelines to enhance our effectiveness. Our board adopted these corporate governance guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The corporate governance guidelines are also intended to align the interests of directors and management with those of our stockholders. The corporate governance guidelines set forth the practices our board follows with respect to board and committee composition and selection, board meetings, chief executive officer performance evaluation and management development and succession planning for senior management, including the chief executive officer position. A copy of our corporate governance guidelines is available on our website at ir.intermolecular.com.

We have also adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors, including those officers responsible for financial reporting as required by applicable Nasdaq listing standards, which is a “code of ethics” as defined by applicable SEC rules. The Code of Business Conduct and Ethics is publicly available on our website at ir.intermolecular.com. The Code of Business Conduct and Ethics includes an enforcement mechanism, and if we make any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Business Conduct and Ethics for our directors, executive officers or other principal financial officers, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies, on our website at ir.intermolecular.com or in a current report on Form 8-K filed with the SEC. There were no waivers of the Code of Business Conduct and Ethics during 2017.

Complete copies of our corporate governance guidelines, Code of Business Conduct and Ethics and the charters for our audit, compensation and nominating and corporate governance committees are available on the “Investors” section of our website, www.intermolecular.com. Alternatively, you may request a copy of any of these documents free of charge by writing to:

Intermolecular, Inc.

3011 N. First Street

San Jose, California 95134

Attention: Investor Relations

Audit Committee

Our board of directors has an audit committee. The committee operates under a charter that has been approved by our board of directors. Current copies of the committee’s charter are posted on the “Investors” section of our website, www.intermolecular.com. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Marketplace Rules, and SEC rules and regulations. The composition and responsibilities of the committee is described below. Members serve on the committee until their resignation or until otherwise determined by our board of directors.

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the audit committee: appoints the independent registered public accounting firm; evaluates the independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our consolidated financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC; reviews our critical accounting policies and estimates; and annually reviews the audit committee charter and the committee’s performance.

The members of our audit committee in 2018, prior to May 24, 2018 when the Board changed its committees’ composition, were Messrs. Burkett, Scalise and Furnas, and after May 24, 2018, the members of the audit committee were Messrs. Burkett, Scalise and Scheer. Mr. Burkett serves as the chairman of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The Nasdaq Stock Market. Our board of directors has determined that Mr. Burkett is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of The Nasdaq Stock Market. Each of the members of our audit committee qualifies as an independent director under the applicable rules and regulations of the SEC and The Nasdaq Stock Market relating to audit committee independence. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and The Nasdaq Stock Market.

Our audit committee met five times during 2018.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Item 11.	Executive Compensation.

Introduction

This section discusses the material components of the Company’s executive compensation program for the individuals who were our named executive officers, or “NEOs,” during 2018. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. As an “smaller reporting company” as defined in Regulation S-K, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Our NEOs for 2018 were determined in accordance with SEC rules and include our chief executive officer and our principal financial officer as follows:

•	Christian F. Kramer, President and Chief Executive Officer

•	Bill Roeschlein, Senior Vice President and Chief Financial Officer

Determination of Compensation

Roles of Our Compensation Committee and Chief Executive Officer in Compensation Decisions

Our compensation committee is responsible for overseeing our executive compensation program, as well as determining and approving the ongoing compensation arrangements for our NEOs and our chief executive officer, for whom our compensation committee recommends compensation arrangements to the full board of directors (excluding our chief executive officer). The compensation committee meets periodically throughout the year to review and consider adjustments (or, with respect to our chief executive officer, recommend adjustments), if any, to our NEOs’ compensation, including base salary, annual performance-based cash compensation (bonuses) and long-term incentive compensation (in the form of equity awards). The full board of directors (excluding our chief executive officer) is responsible for establishing, reviewing and adjusting compensation for our chief executive officer, generally based on recommendations from our compensation committee. Accordingly, for 2018, the board of directors determined each individual component of compensation for our chief executive officer and the compensation committee determined each individual component of compensation for our other NEOs as part of our annual compensation review.

Our chief executive officer evaluates the individual performance and contributions of each other NEO and, at least annually, reports to the compensation committee their recommendations regarding each element of the other NEOs’ compensation. Our chief executive officer has not participated in any formal discussions with the compensation committee or the board of directors regarding his own compensation.

We do not generally rely on formulaic guidelines for determining the mix or levels of cash and equity-based compensation, but rather maintain a flexible compensation program that allows us to adapt components and levels of compensation to motivate and reward individual NEOs within the context of our desire to attain financial and operational goals. Subjective factors considered by the board of directors and the compensation committee in compensation determinations include each NEO’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance and whether the total compensation potential and structure is sufficient to retain the NEO when considering the compensation potential that may be available elsewhere.

2018 Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2018 and December 31, 2017.

Name and Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Christian F. Kramer	2018	446,250	267,750	1,028,515	107,985	178,500	—	2,029,000
President and Chief Executive Officer	2017	425,000	255,000	288,000	88,020	—	—	1,056,020
Bill Roeschlein	2018	283,500	85,050	317,006	43,194	56,700	—	785,450
Senior Vice President and Chief Financial Officer	2017	263,440	81,000	—	119,300	—	—	463,740

(1)

Amounts reflect the fixed portion of the cash bonuses paid under our annual bonus program for 2018 as set by our board of directors in October 2018, as described in more detail below under 2018 Annual Bonuses.

(2)

Amounts reflect the grant date fair value of restricted stock unit awards and stock options, computed in accordance with ASC Topic 718. The assumptions used to calculate the value of all restricted stock unit and stock options granted to NEOs are set forth in Note 6 to our consolidated financial statements included in our 2018 Annual Report on Form 10-K filed with the SEC on March 8, 2019. There can be no assurance that awards will vest or, with respect to stock options, will be exercised (and if the awards do not vest or are not exercised, as applicable, no value will be realized by the individual), or that the value of the stock options upon exercise will approximate the aggregate grant date fair value determined under ASC Topic 718.

(3)

Amounts reflect cash bonuses paid under our annual bonus program for 2018 based on achievement of performance goals between October 2018 and the end of 2018, as described in more detail below under 2018 Annual Bonuses.

Narrative to Summary Compensation Table

2018 Base Salaries

The base salary payable to each NEO is intended to provide a fixed and reliable component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Generally, initial base salary amounts were established at the time of hiring based on consideration of, among other factors, the scope of the NEO’s responsibilities, level of experience and the compensation committee’s general knowledge of the competitive market, including its experience with other companies and our industry and comparative market data.

The base salaries of our NEOs are reviewed annually by the compensation committee or, with respect to Mr. Kramer, our full board of directors (other than Mr. Kramer) and merit salary increases are made as deemed appropriate.

The 2018 annual base salaries for our NEOs are set forth in the “Salary” column of the “Summary Compensation Table” above.

2018 Annual Bonuses

We use cash bonuses to motivate our NEOs to achieve financial and strategic objectives of immediate importance while making progress towards our longer-term growth and other goals, as well as to recognize superior work performance by our NEOs. Historically, our annual performance-based cash compensation program has been based on the achievement of selected corporate objectives, individual performance and target bonus amounts assigned to each NEO under our bonus program. In addition, the compensation committee has retained its discretion to award cash bonuses to those NEOs whose work performance was considered to be superior or of high importance to the long term achievement of our business objectives.

For fiscal year 2018, we developed performance objectives and established the following target bonus opportunities for our NEOs expressed as a percentage of each such executive’s base salary: Mr. Kramer’s target bonus opportunity was 100%, of his base salary, and Mr. Roeschlein’s target bonus opportunity was 50% of his base salary. In October 2018, our board of directors amended our 2018 bonus program to fix a portion of the 2018 bonuses payable to our NEOs based on 2018 performance through that date and to set new financial and strategic goals for the remainder of 2018. In January 2019, the board of directors determined that the objectives under the program, as amended, had been achieved at 100%. The amounts paid under our 2018 bonus program based on achievement through October 2018 are set forth above under the “Bonus” column of the Summary Compensation Table, and the amounts paid based on achievement for the remainder of 2018 are set forth above in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.

2018 Long-Term Equity-Based Incentives

We grant long-term equity-based awards in order to reward and encourage long-term corporate performance based on the value of our common stock and, thereby align the interests of our executive officers, including our NEOs, with those of our stockholders. We maintain the 2011 Incentive Award Plan, or the 2011 Plan, to attract and retain the best available personnel for positions of substantial responsibility, to provide equity incentives to our employees, consultants and non-employee directors and to promote the success of our business.

In February 2018, the compensation committee granted Mr. Kramer 150,000 restricted stock units that vest on the third anniversary of the grant date and an option to purchase 150,000 shares of common stock vesting monthly over four years, subject to his continued service through each applicable vesting date. In October 2018, the compensation committee granted Mr. Kramer 700,000 restricted stock units that vest 50% annually on the first and second anniversary of the grant date, subject to his continued service through each applicable vesting date, provided that in the event of a change in control, the vesting of 100% of the restricted stock units will be accelerated subject to the provision of a release of claims.

In February 2018, the compensation committee granted Mr. Roeschlein 60,000 restricted stock units that vest on the third anniversary of the grant date and an option to purchase 60,000 shares of common stock vesting monthly over four years, subject to his continued service through each applicable vesting date. In October 2018, the compensation committee granted Mr. Roeschlein 200,000 restricted stock units that vest 50% annually on the first and second anniversaries of the grant date, subject to his continued service through each applicable vesting date, provided that in the event of a change in control, the vesting of 100% of the restricted stock units will be accelerated subject to the provision of a release of claims.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held as of December 31, 2018 by our NEOs:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares, Units or Other Rights that Have Not Vested (#) (2)	Market Value of Shares, Units or Other Rights that Have Not Vested ($) (3)
Christian F. Kramer	September 5, 2016	583,333	416,667	1.35	September 4, 2026
	April 18, 2017	83,333	116,667	0.83	April 17, 2027
	February 15, 2018	31,250	118,750	1.35	February 14, 2028	150,000	151,500
	October 12, 2018					700,000	707,000
Bill Roeschlein	September 1, 2015	83,333	16,667	2.04	August 30, 2025
	September 21, 2016	30,375	23,625	0.99	September 20, 2026
	June 11, 2017	93,750	156,250	0.90	June 10, 2027
	February 15, 2018	12,500	47,500	1.35	February 14, 2028	60,000	60,600
	October 12, 2018					200,000	202,000

(1)	The stock options vest as follows:
•

The stock options granted on February 15, 2018 and April 18, 2017 to Mr. Kramer vests in equal monthly installments over four years, subject to his continued service to us through the applicable vesting date. The stock option granted on September 5, 2016 to Mr. Kramer vests with respect to 25% of the shares on the first anniversary of the grant date, and with respect to 1/48th of the shares on each monthly anniversary of the grant date thereafter, subject to his continued service to us through the applicable vesting date.

•

The stock options granted to Mr. Roeschlein on February 15, 2018, June 11, 2017 and September 21, 2016 vest in equal monthly installments over four years, subject to his continued service to us through the applicable vesting date. The stock options granted to Mr. Roeschlein on September 1, 2015 vests with respect to 25% of the shares on the first anniversary of the grant date, and with respect to 1/48th of the shares on each monthly anniversary of the grant date thereafter, subject to his continued service to us through the applicable vesting date.

(2)

The restricted stock units granted on February 18, 2018 to Mr. Kramer and Mr. Roeschlein vest on the third anniversary of the grant date. The restricted stock units granted on October 12, 2018 to Mr. Kramer and Mr. Roeschlein vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

(3)	Calculated based on the closing trading price of our common stock on December 31, 2018 ($1.01).

Termination or Change in Control Arrangements

Change in Control Severance Agreements

We have entered into change in control severance agreements (the “CIC Severance Agreements”) with each of Messrs. Kramer and Roeschlein. Under the terms of these agreements, each of these NEOs would be entitled to the payments and benefits described below upon a qualifying termination of employment.

Change in Control and Involuntary Termination

If either Messrs. Kramer’s or Roeschlein’s employment is terminated by us other than for “cause” or by them for “good reason” (each as defined in the CIC Severance Agreement) on or within the one-month period preceding, or the one-year period following, a “change in control” (as defined in the CIC Severance Agreement), then in addition to any accrued but unpaid salary, bonus, vacation and expense reimbursement, they will be entitled to:

•	accelerated vesting of all equity compensation then held by them (to the extent then unvested);

•	a lump sum payment equal to, in the case of Mr. Kramer, 18 months of base salary and target annual bonus, and in the case of Mr. Roeschlein, 12 months of base salary and target annual bonus; and

•

company-paid premiums for COBRA continuation coverage for, in the case of Mr. Kramer, up to 18 months after the date of termination, and in the case of Mr. Roeschlein, up to 12 months after the date of termination.

Involuntary Termination

If Messrs. Kramer or Roeschlein’s employment is terminated by us other than for “cause” or by them for “good reason” at any time other than the period beginning one month preceding and ending one year following a “change in control,” then in addition to any accrued but unpaid salary, bonus, vacation and expense reimbursement, they will be entitled to:

•	a lump sum payment equal to, in the case of Mr. Kramer, 12 months of base salary, and in the case of Mr. Roeschlein, six months of base salary; and

•

company-paid premiums for COBRA continuation coverage for, in the case of Mr. Kramer, up to 12 months after the date of termination, and in the case of Mr. Roeschlein, up to six months after the date of termination.

Messrs. Kramer and Roeschlein’s right to receive the severance payments described above is subject to continued compliance with certain restrictive covenants and the applicable executive’s delivery of an effective general release of claims in favor of the company.

Director Compensation

We maintain a non-employee director compensation program that is intended to fairly compensate our non-employee directors for the time and effort necessary to serve on our board of directors. In structuring compensation arrangements for non-employee directors, the compensation committee took into account our need to attract and retain high-quality directors by offering compensation packages competitive with those of companies of similar size, in similar industries or markets and at the same stage of maturity as our company.

In accordance with this program, our non-employee directors are entitled to receive annual cash retainers of $35,000. In addition, (i) non-employee directors who serve as chairs of the audit, compensation and nominating and corporate governance committees receive additional annual cash retainers of $20,000, $10,000 and $7,500, respectively, (ii) non-employee directors who serve as non-chair members of the audit, compensation and nominating and corporate governance committees receive additional annual cash retainers of $7,500, $5,000 and $2,500, respectively, and (iii) the independent chairman receives an additional annual cash retainer of $20,000. Members of the Strategic Alternatives Committee did not receive additional cash retainers in connection with their service on Strategic Alternatives Committee prior to its dissolution on May 24, 2018. All cash retainers and meeting fees are paid quarterly in arrears.

Under our director compensation program, each of our non-employee directors also receives an initial option award upon their appointment to our board of directors and, for our non-employees that have served on our board of directors for at least six months prior to the date of the annual meeting, an annual option award on the date of our annual meeting of stockholders. In 2018, in accordance with this program, Messrs. Scheer and Schultz received an initial option to purchase 75,000 shares of our common stock. Each other non-employee director was granted an option to purchase 25,000 shares of our common stock on the date of our annual meeting of our stockholders (provided that the non-employee director has served on our board of directors of at least six months prior to the date of the annual meeting). Messrs. Scheer and Shultz’s stock option grant vests as to 25% of the underlying shares on each of the first four anniversaries of the grant date, subject to the his continued service through the applicable vesting date. Each annual stock option grant vests in full on the earlier to occur of the first anniversary of the applicable grant date or the date of the annual meeting of our stockholders immediately following the applicable grant date, in each case, subject to the non-employee director’s continued service with the company through the applicable vesting date. Each initial stock option grant and annual stock option grant automatically vest in full and become exercisable immediately prior to a “change in control” of the company (as defined in our 2011 Incentive Award Plan).

In 2018, we also reimbursed each of our non-employee directors for reasonable travel expenses incurred in connection with attendance at board of directors and committee meetings.

The following table sets forth information regarding compensation earned by our non-employee directors during the year ended December 31, 2018. Mr. Kramer’s compensation is reported in the Summary Compensation Table, below. Mr. Kramer did not receive any separate compensation for his service as a director. Messrs. Scheer and Schultz joined our board in February 2018.

Name	Fees Paid or Earned in Cash ($)	Option Awards ($) (1)	Total ($)
Marvin D. Burkett	60,000	17,778	77,778
Irwin Federman	41,667	17,778	59,445
Matthew S. Furnas(2)	43,958	17,778	61,736
George M. Scalise	56,667	17,778	74,445
Adam Scheer	36,458	56,438	92,896
Jonathan B. Schultz	35,000	56,438	91,438
Bruce McWilliams, Ph.D.(3)	11,667	0	11,667
Kenneth H. Traub(4)	52,917	17,778	70,695

(1)

Amounts reported reflect the grant date fair value of stock options granted in 2018, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, rather than the amounts realized by the non-employee director. The assumptions used to calculate the value of all stock options granted to non-employee directors are set forth in Note 6 to our consolidated financial statements included in our 2018 Annual Report on Form 10-K filed with the SEC on March 8, 2019. As of December 31, 2018, Messrs. Burkett, Federman, Furnas, Scalise, Scheer, Schultz and Traub and Dr. McWilliams held options to purchase 142,500, 130,000, 100,000, 130,000, 75,000, 75,000, 125,000 and zero shares, respectively, of our common stock. None of our non-employee directors held any outstanding stock awards as of December 31, 2018.

(2)	At Mr. Furnas’ request, his annual cash retainer was paid directly to Raging Capital Management, LLC.
(3)	Dr. McWilliams resigned from the board of directors effective May 9, 2018.
(4)	At Mr. Traub’s request, his annual cash retainer was paid directly to Raging Capital Management, LLC.

Compensation Committee

Our compensation committee reviews and recommends policies relating to the compensation and benefits of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The compensation committee also approves grants of stock options and other equity awards under our equity compensation plans. The compensation committee reviews and evaluates, at least annually, the performance of the compensation committee and its members, including compliance of the compensation committee with its charter.

The members of our compensation committee in 2018, prior to May 24, 2018 when the Board changed its committees’ composition, were Messrs. Federman, Burkett and Traub, and after May 24, 2018 the members of the compensation committee were Messrs. Furnas, Burkett and Schultz. Mr. Furnas serves as the chairman of the committee. Each of the members of our compensation committee is a non-employee and independent under the applicable rules and regulations of the SEC and The Nasdaq Stock Market, respectively, relating to compensation committee independence. The compensation committee operates under a written charter.

Our compensation committee met three times during 2018.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the prior three years been an officer or employee of ours. None of our executive officers currently serves or in the prior three years has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of Restricted Stock Units	Weighted- average Exercise Price of Outstanding Options and Restricted Stock Units			Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity compensation plans approved by security holders (2)	6,329,737		$1.44	(3)	11,280,677
Equity compensation plans not approved by security holders	—		—		—

Total	6,329,737	$			11,280,677

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.
(2)

Consists of the Intermolecular, Inc. 2011 Incentive Award Plan and the Intermolecular, Inc. 2004 Equity Incentive Plan (Amended and Restated September 5, 2007). We terminated the 2004 Plan on October 26, 2011 in connection with the adoption of the 2011 Plan. No new awards may be granted under the 2004 Plan following its termination, but awards outstanding at the time of termination remain outstanding in accordance with their terms.

(3)	Excludes 1,845,000 shares that may be issued under restricted stock unit awards at December 31, 2018.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the April 22, 2019 (the record date), the total number of shares owned beneficially by each of our directors and NEOs, individually, all of our directors and executive officers as a group, and the present owners of 5% or more of our total outstanding shares.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
5% Stockholders
Raging Capital Management, LLC (1)	14,731,351	29.6%
Entities affiliated with Redpoint Ventures (2)	7,395,039	14.9%
Directors and Named Executive Officers
Christian F. Kramer (3)	866,666	1.7%
Bill Roeschlein (4)	277,958	*
Marvin D. Burkett (5)	142,500	*
Irwin Federman (6)	668,267	1.3%
Matthew S. Furnas (7)	62,500	*
George M. Scalise (8)	290,000	*
Adam Scheer (9)	18,750	*
Jonathan B. Schultz (9)	18,750	*
Kenneth H. Traub (10)	106,250	*
All of our directors and executive officers as a group (9 persons) (11)	2,451,641	4.9%

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In addition, these rules provide that an individual or entity beneficially owns any shares issuable upon the exercise of stock options or warrants held by such person or entity that were exercisable on April 22, 2019 or within 60 days after April 22, 2019; and any reference in the footnotes to this table to stock options or warrants refers only to such options or warrants. In computing the percentage ownership of each individual and entity, the number of outstanding shares of common stock includes, in addition to the shares outstanding as of April 22, 2019, any shares subject to options or warrants held by that individual or entity that were exercisable on or within 60 days after April 22, 2019. These shares are not considered outstanding, however, for the purpose of computing the percentage ownership of any other stockholder. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o Intermolecular, Inc., 3011 N. First Street, San Jose, California 95134.

*	Represents a beneficial ownership of less than 1%.
(1)

Based upon a Schedule 13D/A filed with the SEC on April 02, 2019. Consists of 14,731,351 shares held by Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (Raging Master). Raging Capital Management, LLC, a Delaware limited liability company (Raging Capital), is the investment manager for Raging Master. William C. Martin is the chairman, chief investment officer and managing member of Raging Capital. By virtue of these relationships, each of Raging Capital and William C. Martin may be deemed to share voting and dispositive power over the shares held by Raging Master. The principal business address of each of Raging Capital and William C. Martin is Ten Princeton Avenue, PO Box 228, Rocky Hill, New Jersey 08553. The principal business address of Raging Master is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands.

(2)

Based upon a Form 4 filed with the SEC on March 4, 2019. Consists of: (i) 7,227,911 shares held by Redpoint Ventures II, L.P. (RV II), and (ii) 167,128 shares held by Redpoint Associates II, LLC (RA II). Redpoint Ventures II, LLC (RV II LLC), a Delaware limited liability company, is the sole general partner of RV II. The address of each of the entities affiliated with Redpoint Ventures is 3000 Sand Hill Road, Building Two, Suite 290, Menlo Park, California 94025.

(3)	Consists of 866,666 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.

(4)	Consists of 277,958 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(5)	Consists of 142,500 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(6)	Consists of the 538,267 shares held by Mr. Federman and 130,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(7)	Consists of 62,500 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(8)

Consists of: (i) 160,000 shares held by George M. Scalise and Dorothea Scalise TR Family Trust UA 12/28/88, and (ii) 130,000 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.

(9)	Consists of 18,750 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(10)	Consists of 106,250 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.
(11)

Consists of: (i) 698,267 shares held by entities affiliated with certain of our directors and executive officers, and (ii) 1,753,374 shares that may be acquired pursuant to the exercise of stock options within 60 days of April 22, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We describe below transactions, since January 1, 2017, to which we were a party or will be a party, in which:

•	The amounts involved exceeded or will exceed $120,000; and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Agreements with Our Stockholders

We have entered into an amended and restated investor rights agreement with certain holders of warrants and common stock, including entities that hold 5% or more of our common stock and/or with which certain of our directors are affiliated. This agreement provides (i) that certain such holders have the right to demand that we file a registration statement, subject to certain limitations, and (ii) that all such holders have the right to request that their shares be covered by a registration statement that we are otherwise filing.

On November 14, 2016, we entered into a governance agreement (the “Governance Agreement”) with Raging Capital Management, LLC (“Raging Capital”), an investment firm that maintains a significant ownership position in our common stock. Under terms of the Governance Agreement, Raging Capital was allowed to nominate one additional director to our board for election at the 2017 annual meeting and was allowed to purchase no more than eight million additional shares as of the date of the agreement, of which 1,205,146 additional shares have been purchased as of the March 31, 2019. Mr. Furnas was Raging Capital’s designee pursuant to the governance agreement, and was appointed to our board of directors in March 2017 and relected at our annual meeting of stockholders in May 2017.

Separate from the Governance Agreement, we agreed to pay Raging Capital the cash director fees earned by Mr. Traub and Mr. Furnas, a partner of and employee at, respectively, Raging Capital.

Related Person Transaction Policy

Our board of directors has adopted a written related party transaction policy. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000, and a related party had or will have a direct or indirect material interest. Under the policy, the audit committee is required to review the relevant facts and circumstances of any such transaction, arrangement or relationship, including whether the transaction is on comparable terms to arm’s length dealings with third parties, the extent of the related party’s interest in the transaction, and the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics. Such transactions, arrangements or relationships may only be consummated or continue if the audit committee approves or ratifies such transaction, arrangement or relationship. If advance approval by the audit committee is not feasible, then management may preliminarily enter into the transaction, arrangement or relationship upon prior approval by the chairman of the audit committee, subject to ratification of the transaction, arrangement or relationship at the audit committee’s next regularly scheduled meeting. No director may participate in approval of a related party transaction for which he or she is a related party.

Director Independence

As required under the Nasdaq Marketplace Rules, independent directors must comprise a majority of a listed company’s board of directors, as affirmatively determined by the board of directors. In addition, Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Our board of directors consults with our counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent” in each circumstance, including those set forth in pertinent listing standards of the Nasdaq Marketplace Rules, as in effect from time to time.

Consistent with these considerations, in April 2019, our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that none of Messrs. Burkett, Federman, Furnas, Scalise, Schultz, Scheer or Traub, representing seven of our eight directors and director nominees, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these persons is “independent” as that term is defined under the Nasdaq Marketplace Rules. Our board of directors also determined that Messrs. Burkett, Scalise and Scheer, who comprise our audit committee, Messrs. Furnas, Burkett and Schultz, who comprise our compensation committee, and Messrs. Scalise, Federman and Traub, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq Marketplace Rules. In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and any relationships summarized below under the heading “Transactions with Related Persons” that may pertain to each such director. Mr. Kramer is not considered independent because he is an employee of the Company.

As required under the Nasdaq Marketplace Rules, our independent directors meet in executive sessions at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Auditor Fees and Services

The following table presents the aggregate fees billed (or expected to be billed) by Armanino LLP, our independent registered public accounting firm, for the years ended December 31, 2018 and 2017, respectively.

Type	2018	2017
Audit Fees (1):	$466,803	$468,602
Audit Related Fees (2):	—	—
Tax Fees (3):	—	—
All Other Fees (4):	—	—

Total Fees:	$466,803	$468,602

(1)

Audit Fees—This category includes the aggregate fees and expenses billed or accrued for each of the last two fiscal years for professional services rendered by the independent auditors for the audit of our annual financial statements and review of financial statements included in our Annual Reports and Quarterly Reports filed with the SEC or services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements for those fiscal years.

(2)

Audit Related Fees—This category includes the aggregate fees billed in each of the last two fiscal years for services by the independent auditors that are reasonably related to the performance of the audits of the financial statements and are not reported above under ‘Audit Fees.’

(3)	Tax Fees—This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.
(4)

All Other Fees—This category includes the aggregate fees billed in each of the last two fiscal years for products and services by the independent auditors that are not reported under ‘Audit Fees,’ ‘Audit Related Fees,’ or ‘Tax Fees.’

Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the company or its subsidiaries to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. Our audit committee may establish policies that allow the audit committee to delegate authority to a member of the audit committee to provide such pre-approvals for audit or non-audit services, provided that such person will be required to report all such pre-approvals to the full audit committee at its next scheduled meeting. In addition, if such policies are established for non-audit services, the audit committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if such services fall within available exceptions established by the SEC. All fees paid to Armanino for audit and non-audit services provided during fiscal years 2018 and 2017 were pre-approved by the audit committee in accordance with the policy described above.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reference is made to the financial statements included in Item 8 of Part II of the Original Form 10-K.

2. Consolidated Financial Statement Schedules

No consolidated financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or notes thereto in the Original Form 10-K.

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Form 10-K/A.

EXHIBITS

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Asset Purchase Agreement by and between Intermolecular, Inc. and Symyx Technologies, Inc. dated as of July 28, 2011.(1)	S-1/A	9/9/2011	2.1

3.1	Amended and Restated Certificate of Incorporation of Intermolecular, Inc.	10-K	03/16/2012	3.1

3.2	Amended and Restated Bylaws of Intermolecular, Inc.	10-K	03/16/2012	3.2

4.1	Specimen Common Stock Certificate.	S-1/A	11/7/2011	4.1

4.2	Warrant to purchase shares of common stock issued to Timane S.a.r.l. dated June 20, 2008.	S-1	7/29/2011	4.2

4.3	Fourth Amended and Restated Investor Rights Agreement dated as of March 4, 2011, by and among Intermolecular, Inc. and certain stockholders named therein, as amended by Amendment No. 1 to Fourth Amended and Restated Investor Rights Agreement dated as of June 14, 2011.	S-1	7/29/2011	10.1

4.4	Governance Agreement by and between Intermolecular, Inc. and Raging Capital Management, LLC.	8-K	11/16/2016	10.1

10.1 †	Collaborative Development Program Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	S-1/A	11/7/2011	10.3

10.2 †	Alliance Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of November 17, 2006.	S-1/A	10/26/2011	10.4

10.3 †	Wets Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of July 13, 2007, as amended by the Addendum to Wets Workflow Purchase Agreement dated as of December 21, 2007, the Amendment to Addendum to Wets Workflow Purchase Agreement dated as of December 16, 2008 and the Supplemental Agreement to the Amendment to the Addendum to Wets Workflow Purchase Agreement dated as of March 16, 2009.	S-1/A	11/7/2011	10.5

10.4 †	Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of December 16, 2008.	S-1/A	10/26/2011	10.6

10.5 †	Modification to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of August 27, 2010.	S-1/A	9/30/2011	10.7

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.6 †	Amendment Number 5 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of March 3, 2011.	S-1/A	9/30/2011	10.8

10.7 †	CDP Services Addendum to Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 1, 2011, Amendment Number 6 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011, and Amendment Number 7 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Intermolecular, Inc. and Advanced Technology Materials, Inc. dated as of October 27, 2011.	10-K	03/16/2012	10.8

10.8	Form of Indemnification Agreement between Intermolecular, Inc. and each of its directors, officers and certain employees.	S-1/A	11/7/2011	10.12

10.9a+	Intermolecular, Inc. 2004 Equity Incentive Plan, as amended.	S-1	7/29/2011	10.13a

10.9b+	Form of Early Exercise Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13b

10.9c+	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.	S-1	7/29/2011	10.13c

10.10a+	Intermolecular, Inc. 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14a

10.10b+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14b

10.10c+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14c

10.10d+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2011 Incentive Award Plan.	S-1/A	11/7/2011	10.14d

10.11a+	Amendment to Intermolecular, Inc. Change in Control Severance Agreement Scot A. Griffin.	10-Q	08/06/2015	10.14c

10.11b+	Form of Change in Control and Severance Agreement.	10-Q	08/6/2015	10.14d

10.11c+	Change in Control and Severance Agreement between Intermolecular, Inc. and Christian Kramer.	10-Q	11/02/2016	10.11d

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.12 †	Amendment dated March 28, 2012 to the Collaborative Development Agreement by and among SanDisk Corporation, Toshiba Corporation and Intermolecular, Inc. dated March 15, 2010.	10-Q	05/08/2012	10.1

10.13 †	Research Agreement by and among Guardian Industries Corp. and Intermolecular, Inc. dated as of February 8, 2010 (the “Sol-Gel Agreement”), incorporating Task Order #1 effective as of February 8, 2010, Task Order #1.1 effective as of July 22, 2010, Task Order #2 effective as of October 22, 2010 and Task Order #3 effective as of May 1, 2011, as amended on November 1, 2011. Research Agreement by and among Guardian Industries Corp. and Intermolecular, Inc. dated as of July 15, 2010 (the “Master Agreement”), incorporating Task Order #1 effective as of July 22, 2010 and Task Order #2 effective as of November 30, 2010. Amendment Number One to Sol-Gel Agreement and Master Agreement effective as of January 1, 2012.	10-Q	05/08/2012	10.2

10.14 †	First Fee Triggering Technology Agreement by and between Elpida Memory, Inc. and Intermolecular, Inc. dated December 29, 2012.	10-K	03/04/2013	10.17

10.15 †	Amendment No. 8 to the Wets Workflow Purchase Agreement and Dry Workflow Purchase Agreement by and between Advanced Technology Materials, Inc. and Intermolecular, Inc. dated as of December 31, 2012.	10-K	03/04/2013	10.18

10.16 †	Second Addendum to Collaborative Development Program Agreement, dated March 27, 2013, by and among Toshiba Corporation, SanDisk Corporation and Intermolecular, Inc.	10-Q	05/02/2013	10.20

10.18 †	Collaborative Development Agreement, effective April 1, 2013, by and between Micron Technology, Inc. and Intermolecular, Inc.	10-Q	08/07/2013	10.27

10.19 †	Equipment Supply and Technology Licensing Agreement for the Dry Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.28

10.20 †	Equipment Supply and Technology Licensing Agreement for the Wet Equipment effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.29

10.21 †	Joint Development Program Agreement effective September 29, 2013, by and between Ulyanovsk Center for Technology Transfer of the Russian Federation and Intermolecular Inc.	10-Q	11/07/2013	10.30

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.22	First amendment to the Lease Agreement between SBC&D Co. and Intermolecular, Inc., dated as of October 16, 2013.	10-Q	11/07/2013	10.31

10.23 †	Amendment Number 10 to the Wets Workflow Purchase Agreement and Dry Workflow Agreement between Advanced Technology Materials, Inc., and Intermolecular, Inc., dated December 30, 2013.	10-K	03/10/2014	10.32

10.24 †	Amendment No. 2 to the Research Agreements between Guardian Industries and Intermolecular dated December 30, 2013.	10-K	03/10/2014	10.34

10.25 †	Amendment No. 3 to the Research Agreements between Guardian Industries and Intermolecular dated February 6, 2014.	10-Q/A	10/03/2014	10.36

10.26 †	Amendment No. 4 to the Research Agreements between Guardian Industries and Intermolecular dated October 30, 2014.	10-K	02/27/2015	10.37

10.27+	Employment Agreement, effective October 12, 2014, by and between Bruce McWilliams and Intermolecular, Inc.	10-K	02/27/2015	10.38

10.28+	Employment Agreement by and between Intermolecular, Inc. and Christian Kramer.	10-Q	11/02/2016	10.29

10.29+	Separation Agreement by and between Intermolecular, Inc. and Scot A. Griffin.	10-Q	11/02/2016	10.30

10.30+	Amended and Restated Change in Control and Severance Agreement.	10-Q	05/04/2017	10.1

10.31+	Offer Letter by and between Intermolecular, Inc. and Bill Roeschlein.	10-Q	05/04/2017	10.2

10.32+	Separation Agreement by and between Intermolecular, Inc. and Bruce McWilliams.	10-Q	05/04/2017	10.3

10.33+	Separation Agreement by and between Intermolecular, Inc. and C. Richard Neely, Jr.	10-Q	05/04/2017	10.4

10.34+	Consulting Agreement by and between Intermolecular, Inc. and Bruce McWilliams.	10-Q	08/08/2017	10.1

16.1	Letter to Securities and Exchange Commission from KPMG LLP, dated April 1, 2016	8-K	04/01/2016	16.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	03/08/2019	23.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/08/2019	31.1

Exhibit	Exhibit	Incorporated By Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/08/2019	31.2

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/08/2019	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	03/08/2019	32.2

101.INS	XBRL Instance Document	10-K	03/08/2019	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	03/08/2019	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/08/2019	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/08/2019	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	03/08/2019	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/08/2019	101.PRE

+	Indicates a management contract or compensatory plan.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
(1)	All exhibits, schedules and similar attachments to this exhibit have been omitted. Copies of such exhibits, schedules and similar attachments will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Intermolecular, Inc.

Date: April 29, 2019	By:	/s/ Christian F. Kramer
Christian F. Kramer
President and Chief Executive Officer