Form 10-Q
period 2019-03-31
INTERMOLECULAR INC
filed 2019-05-14
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IMI	The Nasdaq Global Select Market

As of May 10, 2019, the registrant had 49,758,224 shares of common stock outstanding.

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,816	$8,351
Short-term investments	23,613	22,098
Accounts receivable	2,451	3,349
Prepaid expenses and other current assets	952	936
Total current assets	30,832	34,734
Materials inventory	2,561	2,638
Property and equipment, net	3,125	3,432
Intangible assets, net	1,979	2,075
Right-of-use lease assets - operating	11,201	—
Other assets	509	514
Total assets	$50,207	$43,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193	$760
Accrued liabilities	1,338	1,234
Accrued compensation and employee benefits	1,639	3,431
Current portion of lease obligation - operating	1,772	—
Deferred revenue	333	917
Total current liabilities	5,275	6,342
Deferred rent	—	2,667
Long term lease obligation - operating	12,307	—
Total liabilities	17,582	9,009
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,758,224 and 49,752,516 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	50	50
Additional paid-in capital	216,502	216,034
Accumulated other comprehensive income (loss)	7	(27)
Accumulated deficit	(183,934)	(181,673)
Total stockholders’ equity	32,625	34,384
Total liabilities and stockholders’ equity	$50,207	$43,393

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Program revenue	$6,385	$9,256
Licensing and royalty revenue	266	419
Total revenue	6,651	9,675
Cost of revenue:
Cost of program revenue	1,818	3,375
Cost of licensing and royalty revenue	—	1
Total cost of revenue	1,818	3,376
Gross profit	4,833	6,299
Operating expenses:
Research and development	4,146	4,032
Sales and marketing	890	796
General and administrative	2,338	2,286
Total operating expenses	7,374	7,114
Loss from operations	(2,541)	(815)
Other income (expense):
Interest income (expense), net	183	106
Other income (expense), net	96	87
Total other income (expense), net	279	193
Loss before provision for income taxes	(2,262)	(622)
Provision for income taxes	—	1
Net loss	$(2,262)	$(623)
Net loss per share, basic and diluted	$(0.05)	$(0.01)
Weighted-average number of shares used in computing net loss per share, basic and diluted	49,757,606	49,581,927

See accompanying notes to unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,262)	$(623)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	35	(24)
Comprehensive loss, net of income tax	$(2,227)	$(647)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,262)	$(623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	664	1,423
Amortization expense - Right of use lease assets operating	426
Stock-based compensation	463	270
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	898	1,796
Prepaid expenses and other assets	(10)	121
Materials inventory	76	(69)
Accounts payable	(489)	(554)
Accrued and other liabilities	(2,099)	(730)
Deferred revenue	(584)	56
Net cash (used in) provided by operating activities	(2,915)	1,690
Cash flows from investing activities:
Purchase of investments	(7,613)	(6,252)
Redemption of investments	6,122	3,070
Purchase of property and equipment	(134)	(194)
Net cash used in investing activities	(1,625)	(3,376)
Cash flows from financing activities:
Proceeds from exercise of common stock options	5	17
Net cash provided by financing activities	5	17
Net decrease in cash and cash equivalents	(4,535)	(1,669)
Cash and cash equivalents at beginning of period	8,351	6,090
Cash and cash equivalents at end of period	$3,816	$4,421

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$1	1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$23	$30
Transfer of materials inventory to property and equipment	$19	$66
Additions to property, equipment and intangible assets not paid at the end of the period	$205	$88

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Intermolecular, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted. The information in this report should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 8, 2019. Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from the audited Consolidated Financial Statements.

Agreement and Plan of Merger

On May 6, 2019, the Company, entered into an Agreement and Plan of Merger (the Merger Agreement) with EMD Group Holding II, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Parent) and EMD Performance Materials Semiconductor Services Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the Surviving Corporation). The Merger Agreement was unanimously approved by the Company’s Board of Directors and the Executive Board of Merck KGaA, Darmstadt, Germany.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of the Company’s common stock, par value $0.001 per share (each such share, a Company Share and collectively the Company Shares), that is outstanding immediately prior to the Effective Time (excluding (i) any shares owned by the Company, Parent or Merger Sub or any direct or indirect wholly owned subsidiary of the Company, Parent or Merger Sub (which will be canceled) and (ii) any shares with respect to which appraisal rights have been properly exercised under Delaware law (Dissenting Company Shares)) will be canceled and automatically converted into the right to receive $1.20 in cash, without interest thereon (the Merger Consideration).

Pursuant to the terms and subject to the conditions of the Merger Agreement, effective as of immediately prior to the Effective Time, (i) the vesting of each option to purchase Company Shares (each a Company Option) that remains outstanding and unvested as of immediately prior to the Effective Time shall be accelerated in full, (ii) each Company Option that remains outstanding as of immediately prior to the Effective Time shall be canceled and terminated as of the Effective Time and (iii) the holder of each such Company Option shall be paid an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of Company Shares underlying such Company Option immediately prior to the Effective Time, by (y) the amount, if any, by which the Merger Consideration exceeds the per share exercise price of such Company Option.

Pursuant to the terms and subject to the conditions of the Merger Agreement, effective as of immediately prior to the Effective Time, (i) the vesting of each award of restricted stock units or performance stock units (each a Company RSU Award) that remains outstanding as of immediately prior to the Effective Time shall be accelerated in full (with any applicable performance criteria being deemed achieved at the maximum possible level of achievement for such performance criteria), (ii) each Company RSU Award that remains outstanding as of immediately prior to the Effective Time shall be canceled and terminated as of the Effective Time and (iii) the holder of each such Company RSU Award shall be entitled to be paid an amount in cash (without interest) equal to the product obtained by multiplying (x) the aggregate number of Company Shares underlying such Company RSU Award immediately prior to the Effective Time, by (y) the Merger Consideration.

The total Merger Consideration represents an equity value of approximately $62.3 million and an enterprise value of approximately $34.9 million, after accounting for the acceleration of equity awards and the Company’s net cash of approximately $27.4 million at the end of the first quarter of 2019

The consummation of the Merger is also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) adoption of the Merger Agreement by the requisite vote of the Company’s stockholders (the Company Stockholder Approval), (ii) review and clearance by the Committee on Foreign Investment in the United States, (iii) the absence of any law or governmental order making illegal or prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications), (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects and (vi) other customary closing conditions.

In connection with the Merger Agreement, certain executive officers, directors and stockholders of the Company (solely in their respective capacities as stockholders of the Company) holding approximately 31.0% of the outstanding Company Shares as of the date of the Merger Agreement have entered into support agreements with Parent to vote all of their Company Shares in favor of the adoption of the Merger Agreement and approval of the Merger (the Support Agreements). The Support Agreements include covenants with respect to the voting of such Company Shares in favor of approving the Merger and against any competing acquisition proposals and place certain restrictions on the transfer of the Company Shares held by the respective signatories thereto.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including in connection with the Company’s entry into a definitive agreement providing for the consummation of a superior proposal as permitted under the Merger Agreement, the Company will be required to pay Parent a termination fee of $2.3 million.

The foregoing description of the Merger Agreement and the Support Agreements does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019, and the Support Agreements, executed in substantially the form which was filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 6, 2019.

During the three months ended March 31, 2019, the Company recorded acquisition-related costs of $0.4 million within its condensed consolidated statements of operations.

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

Significant Accounting Policies

Adoption of New Accounting Standard

Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases (ASC 840), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in its consolidated income statement and consolidated statement of comprehensive income for each period presented.

The Company adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on the Company’s balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The Company did not have any finance leases as December 31, 2018 and March 31, 2019. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded an adjustment of $11.6 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, the Company elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability.

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was (in thousands):

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance at January 1, 2019
Condensed Consolidated Balance Sheet
ASSETS
Right-of-use lease assets - operating	$—	$11,628	$11,628
Total assets	$43,393	$11,628	$55,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$1,234	$(271)	$963
Current portion of lease obligation - operating	—	1,801	1,801
Total current liabilities	6,342	1,530	7,872
Deferred rent, net of current portion	2,667	(2,667)	—
Long term lease obligation - operating	—	12,765	12,765
Total liabilities	9,009	11,628	20,637
Total liabilities and stockholders' equity	$43,393	$11,628	$55,021

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

A majority of the Company program services revenue is recognized as services are performed using percentage of completion method of contract accounting based on the output or input (i.e., units or labor hours) method, whichever is the most appropriate measure of progress towards completion of the contract.

Input method: The use of the input method requires the Company to make reasonably dependable estimates.  The Company uses the input method based on labor hours, where revenue is calculated based on the percentage of total hours incurred in relation to total estimated hours at completion of the contract.  The input method is reasonable when the hours best reflect the Company’s efforts toward satisfying the performance obligation over time.  As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such changes to the Company’s measure of progress is accounted for as a change in accounting estimate.

Output method: The Company uses the output method based on results achieved and delivered to the customer, where revenue is calculated based on the deliverables transferred to the customers as a percentage of total deliverables to be transferred to the customer at completion of the contract.  The output method is reasonable when the deliverables best reflect the Company’s efforts toward satisfying the performance obligation over time.

Licensing and royalty revenue - The Company recognizes revenue for licenses to intellectual property when earned pursuant to the terms of the agreements. Time-based license revenue is recognized ratably over the license term. Licensing and royalty revenue that becomes triggered by specific customer actions, such as exercise of a license option or by sales volume, is based on estimated end-market sales of products that incorporate the Company’s intellectual property. Revenue on the sale of intellectual property is recognized in full when title transfers if there are no remaining deliverables related to the intellectual property purchase.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. For the Company’s contracts, amounts are billed at periodic intervals, such as on monthly basis. Generally, contract assets results from revenue recognition in advance of billings, and contract liabilities results from billing in advance of revenue recognition. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period. The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Balance at March 31, 2019	Balance at December 31, 2018
Receivables, which are included in Accounts receivable	$1,723	$2,258
Contract assets	728	1,091
Contract liabilities	$333	$917

All of the contract liability balance of $0.9 million as of December 31, 2018 was recognized as revenue for the three months ended March 31, 2019.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred if the amortization period is one year or less. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of March 31, 2019 there are no outstanding contracts with an original expected length of more than one year.

Materials Inventory

Materials inventory consists of raw materials in the amount of $2.6 million as of March 31, 2019 and December 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

There have been no other significant changes to the Company’s accounting policies since it filed its audited Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2018.

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2019	2018	2019	2018
Customer A	49%	*	37%	26%
Customer B	18%	58%	*	*
Customer C	13%	28%	12%	10%
Customer D	12%	*	16%	26%
Customer E	*	*	11%	12%
Customer F	*	*	*	17%

*	less than 10%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company will adopt ASU 2016-13 on January 1, 2020. The Company doesn’t expect material impact on its results of operations or financial position due to adaption of the standard.

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718), to simplify the accounting for share–based payments granted to nonemployees by aligning the accounting with the requirements for employee share–based compensation. ASU 2018-07 is effective for the Company beginning in fiscal 2019, including interim periods within that fiscal year. Early adoption is permitted but no earlier than a company's adoption of ASC 606. The Company does not expect the adoption of ASU 2018-07 to have any impact on its consolidated financial statements and associated disclosures.

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due to their short maturities. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of March 31, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$2,035	$2,035	$—	$—
Corporate debt securities and commercial paper	23,613	—	23,613	—
Total assets measured at fair value	$25,648	$2,035	$23,613	$—

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$5,383	$5,383	$—	$—
Corporate debt securities and commercial paper	22,098	—	22,098	—
Total assets measured at fair value	$27,481	$5,383	$22,098	$—

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

	As of March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$1,781	$—	$—	$1,781
Money market funds	2,035	—	—	2,035
Corporate debt securities and commercial paper	23,620	7	—	23,613
Total cash, cash equivalents and investments	$27,436	$7	$—	$27,429

As of December 31, 2018, the Company had $28,000 of unrealized losses.

3. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Lab equipment and machinery	$59,645	$59,413
Leasehold improvements	6,429	6,420
Computer equipment and software	4,516	4,512
Furniture and fixtures	221	221
Construction in progress	1,030	1,025
Total property and equipment	71,841	71,591
Less accumulated depreciation	(68,716)	(68,159)
Property and equipment, net	$3,125	$3,432

The following table presents depreciation expense included in the Condensed Consolidated Statements of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$557	$1,236

4. Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Patents issued	$2,791	$2,847
Patents pending	47	89
Trademarks	40	40
Total intangible assets	2,878	2,976
Less patent amortization	(899)	(901)
Intangible assets, net	$1,979	$2,075

The following table presents patent amortization expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense	$43	$69

5. Commitments and Contingencies

Leases

The Company has operating leases for real estate and certain office equipment. Operating lease expense was $0.6 million for the three months ended March 31, 2019.

Supplemental cash flow information, as of March 31, 2019, related to operating leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid within operating cash flows	$572
Right-of-use assets recognized in exchange for new obligations	$—

Supplemental balance sheet information, as of March 31, 2019, related to operating leases was as follow:

Weighted average remaining lease term	3.9 Years
Weighted average discount rate	6.1%

As of March 31, 2019, the maturities of the Company’s operating lease liabilities are as follow (in thousands):

Fiscal Year	Amount
2019	$1,928
2020	2,620
2021	2,648
2022	2,714
2023	2,782
2024 and thereafter	4,308
Total lease payments	$17,000
Less imputed interest	(2,921)
Present value of operating lease liabilities	$14,079

In December 2015, the Company signed a sublease to lease out a portion of its office space. The term of the sublease was three years and annual gross rent was approximately $0.3 million. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019. The Company received $0.1 million in rent payments under the agreement for the three months ended March 31, 2019 and 2018, respectively.

6. Stockholders’ Equity

          The following represents the activities in the Company’s Stockholders’ Equity, by quarter, for the three months ended March 31, 2019 and 2018 (in thousands, except share data):

	Three Months Ended March 31, 2019
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2018	49,752,516	50	216,034	(181,672)	(28)	34,384
Issuance of common stock from option exercises	5,708	—	5	—	—	5
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	463
Other comprehensive income (loss)	—	—	—	—	35	35
Net loss	—	—	—	(2,262)	—	(2,262)
Balances as of March 31, 2019	49,758,224	$50	$216,502	$(183,934)	$7	$32,625

	Three Months Ended March 31, 2018
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2017	49,569,721	50	214,796	(178,738)	(35)	36,073
Issuance of common stock from option exercises	16,387	—	16	—	—	16
Vesting of restricted stock units	15,265	—	—			—
Stock-based compensation	—	—	270	—	—	270
Other comprehensive income (loss)	—	—	—	—	(24)	(24)
ASC 606 Adjustment	—	—	—	476	—	476
Net loss	—	—	—	(623)	—	(623)
Balances as of March 31, 2018	49,601,373	$50	$215,082	$(178,885)	$(59)	$36,188

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated based on the respective grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.1	6.0
Risk-free interest rate	2.3%	2.6%
Expected volatility	57.4%	54.2%
Expected dividend rate	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$46	$53
Research and development	113	55
Sales and marketing	53	30
General and administrative	251	132
Total stock-based compensation	$463	$270

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$230	$215
Restricted stock awards and restricted stock units (RSUs)	233	55
Total stock-based compensation	$463	$270

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of March 31, 2019, which is expected to be recognized over the following weighted-average periods (in thousands):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,304	2.4
RSUs	$1,241	1.6

The following table presents details on grants made by the Company for the following periods:

	March 31, 2019		March 31, 2018
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	36,000	$0.95	395,000	$0.72
RSUs	—	$—	345,000	$1.35

The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $1,000 and $8,000, respectively.

RSUs that vested during the three months ended March 31, 2019 and 2018 had fair values of $0 and $30,000, respectively, as of the applicable vesting date.

Common Stock

As of March 31, 2019 and December 31, 2018, the Company had reserved shares of common stock for issuance as follows:

	As of March 31, 2019	As of December 31, 2018
Number of stock options outstanding	6,156,932	6,329,737
Number of RSUs outstanding	1,845,000	1,845,000
Shares available for future grant	13,686,637	11,280,677
Total shares reserved	21,688,569	19,455,414

7. Net Earnings (Loss) per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net earnings (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options to purchase common stock	6,156,932	8,367,253
RSUs	1,845,000	848,750

8. Income Taxes

The Company incurred no income tax expense for the first quarter operations of 2019. The Company maintained a valuation allowance as of March 31, 2019, against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

During the quarter ended March 31, 2019, two of our board members ceased employment with an investment firm that is a beneficial owner of approximately 29.6% of the Company’s common stock. The Company incurred director fees of $11,000 and $21,000 to the investment firm for the three months ended March 31, 2019 and 2018, respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$4,502	$1,232
Asia-Pacific (excluding Japan)	2,149	8,443
Total	$6,651	$9,675

Long-Lived Assets

All of the Company’s long-lived assets are located in the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2019 to the three months ended March 31, 2018.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q) and our audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 (2018 Form 10-K), as filed with the Securities and Exchange Commission. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often identified by the use of words such as, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Form 10-Q and in our 2018 Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a trusted partner for the innovation of advanced materials using high throughput experimentation.  Advanced materials are critical to sustaining and advancing many industries, including semiconductor and semiconductor related industries.  Using traditional experimental techniques, it can take many years to discover new advanced materials and many more years to deploy them in the marketplace.  By leveraging our proprietary high productivity combinatorial (HPC) equipment platform, advanced characterization abilities and multi-disciplinary development team, we strive to enable our customers to more rapidly discover advanced materials and tailor them to suit their needs.

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $6.7 million for the three months ended March 31, 2019, from $9.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, our net loss increased to $2.3 million compared to a net loss of $0.6 million in the same period last year. Since inception, we have incurred net losses leading to an accumulated deficit of $183.9 million as of March 31, 2019.

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

Agreement and Plan of Merger

On May 6, 2019, we entered into an Agreement and Plan of Merger (the Merger Agreement) with EMD Group Holding II, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Parent) and EMD Performance Materials Semiconductor Services Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Intermolecular, Inc. (the Merger), with Intermolecular, Inc. surviving the Merger as a wholly owned subsidiary of Parent. The Merger Agreement was unanimously approved by our board of directors and the Executive Board of Merck KGaA, Darmstadt, Germany.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of our common stock, par value $0.001 per share, that is outstanding immediately prior to the Effective Time (excluding (i) any shares owned by us, Parent or Merger Sub or any of our direct or indirect wholly owned subsidiaries, or the direct or indirect wholly owned subsidiaries of Parent or Merger Sub (which will be canceled) and (ii) any shares with respect to which appraisal rights have been properly exercised under Delaware law), will be canceled and automatically converted into the right to receive $1.20 in cash, without interest thereon.

Pursuant to the terms and subject to the conditions of the Merger Agreement, effective as of immediately prior to the Effective Time, (i) the vesting of each option to purchase Company Shares (each a Company Option) that remains outstanding and unvested as of immediately prior to the Effective Time shall be accelerated in full, (ii) each Company Option that remains outstanding as of immediately prior to the Effective Time shall be canceled and terminated as of the Effective Time and (iii) the holder of each such Company Option shall be paid an amount in cash (without interest), if any, equal to the product obtained by multiplying (x) the aggregate number of Company Shares underlying such Company Option immediately prior to the Effective Time, by (y) the amount, if any, by which the Merger Consideration exceeds the per share exercise price of such Company Option.

Pursuant to the terms and subject to the conditions of the Merger Agreement, effective as of immediately prior to the Effective Time, (i) the vesting of each award of restricted stock units or performance stock units (each a Company RSU Award) that remains outstanding as of immediately prior to the Effective Time shall be accelerated in full (with any applicable performance criteria being deemed achieved at the maximum possible level of achievement for such performance criteria), (ii) each Company RSU Award that remains outstanding as of immediately prior to the Effective Time shall be canceled and terminated as of the Effective Time and (iii) the holder of each such Company RSU Award shall be entitled to be paid an amount in cash (without interest) equal to the product obtained by multiplying (x) the aggregate number of Company Shares underlying such Company RSU Award immediately prior to the Effective Time, by (y) the Merger Consideration.

The total Merger Consideration represents an equity value of approximately $62.3 million and an enterprise value of approximately $34.9 million, after accounting for the acceleration of equity awards and the Company’s net cash of approximately $27.4 million at the end of the first quarter of 2019.

The consummation of the Merger is also subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) adoption of the Merger Agreement by the requisite vote of our stockholders, (ii) review and clearance by the Committee on Foreign Investment in the United States, (iii) the absence of any law or governmental order making illegal or prohibiting the Merger, (iv) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications), (v) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects and (vi) other customary closing conditions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 6, 2019.

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional details regarding the Merger.

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

•

Licensing and royalty revenue.  Licensing and royalty revenue consists of licensing fees and royalties for granting our customers rights to our proprietary technology and intellectual property (IP). This primarily includes licensing fees and royalties on products commercialized by our customers that incorporate technology developed through our programs. In addition, licensing and royalty revenue may include sale of intellectual property when title transfers if there are no remaining performance obligations related to the intellectual property transfer. We anticipate our licensing and royalty revenue to continue to represent a low percentage of overall revenue in the future as we transition to a purely program services model.

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

•

Cost of licensing and royalty revenue. Our cost of licensing and royalty revenue primarily consisted of the amortization of acquired patents, which were acquired as part of our Symyx asset purchase in November 2011, and licensing obligations. The Symyx patents were fully amortized as of September 30, 2018.

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

Other Income, net

Other income primarily consists of income that we receive from subleasing a portion of our office space under an agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019. Other income (expense) also includes foreign exchange gains and losses that have not been significant.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2019 as compared to those disclosed in our 2018 Form 10-K. For further information on our critical and other significant accounting policies, see our 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for recent accounting pronouncements that could have an effect on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Revenue:
Program revenue	$6,385	$9,256	$(2,871)	-31%
Licensing and royalty revenue	266	419	(153)	-37%
Total revenue	6,651	9,675	(3,024)	-31%
Cost of revenue:	1,818	3,376	(1,558)	-46%
Gross profit	4,833	6,299	(1,466)	-23%
Operating expenses:
Research and development	4,146	4,032	114	3%
Sales and marketing	890	796	94	12%
General and administrative	2,338	2,286	52	2%
Total operating expenses	7,374	7,114	260	4%
Loss from operations	(2,541)	(815)	(1,726)
Other income (expense):
Interest income (expense), net	183	106	77
Other income (expense), net	96	87	9
Total other income (expense), net	279	193	86
Loss before provision for income taxes	(2,262)	(622)	(1,640)
Provision for income taxes	—	1	(1)
Net loss	$(2,262)	$(623)	$(1,639)

Revenue

Our revenue decreased by 31%, or $3.0 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, with a 37% decrease in licensing and royalty revenue and a 31% decrease in program revenue. The decrease in licensing and royalty revenue was primarily due to lower royalty-related end-market sales from a customer. The decrease in program revenue was primarily due to the scheduled completion of $6.3 million in of existing programs which was partially offset by a $3.3 million increase in revenue from a new customer engagement.

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three months ended March 31, 2019 and 2018 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2019		2018
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$4,502	68%	$1,232	13%
APAC (excluding Japan)	2,149	32%	8,443	87%
Total	$6,651	100%	$9,675	100%

Cost of Revenue

Cost of revenue decreased by 46%, or $1.6 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decreases in labor and personnel-related expenses, depreciation, materials and other costs associated with the scheduled completion of existing programs.

Gross Margin

Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 73% for the three months ended March 31, 2019 compared to 65% for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 was primarily due to a decrease in labor and personnel-related expenses and depreciation and amortization expenses.

Research and Development

R&D expenses increased by 3%, or $0.1 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to a $0.1 million increase in labor and personnel-related expenses.

Sales and Marketing

Sales and marketing expenses increased by 12%, or $0.1 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was primarily attributable to a $0.1 million increase in labor and personnel-related expenses.

General and Administrative

General and administrative expenses increased by 2%, or $0.1 million, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was primarily attributable to a $0.1 million increase in professional fees.

Income (Loss) from Operations

Our operating loss increased by $1.7 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to $1.5 million reduction in gross profit on account of lower revenues and $0.3 million increase in operating expenses which was offset by $0.1 million increase in other income.

Interest Income (Expense), net

The increase in interest income during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily related to higher interest rates.

Other Income (Expense), net

Other income, net, for the three months ended March 31, 2019 consisted principally of sublease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019.

Provision for Income Taxes

Provision for income taxes during the three months ended March 31, 2019 and 2018 consisted of income taxes on our US and foreign entities and were not significant during these periods.

Net Income (Loss)

Our net loss increased by $1.6 million to $2.3 million during the three months ended March 31, 2019 compared to a net loss of $0.6 million during the three months ended March 31, 2018, primarily due to lower revenue on account of scheduled completion of programs during the first quarter of 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had $27.4 million of cash, cash equivalents and investments and $25.9 million of net working capital.

During the three months ended March 31, 2019, we incurred net losses of $2.3 million compared to a net loss of $0.6 million in the same period last year. As of March 31, 2019, our accumulated deficit was $183.9 million.

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

Cash Flows

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(2,915)	$1,690
Net cash used in investing activities	$(1,625)	$(3,376)
Net cash provided by financing activities	$5	$17

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the three months ended March 31, 2019 primarily due to operating results.

Net cash of $2.9 million used in operating activities during the three months ended March 31, 2019 was primarily attributable to $2.3 million in net loss, $2.1 million reduction in accrued liabilities, $0.5 million reduction in accounts payable and $0.6 million reduction in deferred revenue, which were offset by non-cash charges of $1.1 million of depreciation, amortization and accretion, a $0.5 million of stock compensation expense and $0.9 million reduction in accounts receivables and $0.1 million decrease in materials inventory.

Net cash provided by operating activities during the three months ended March 31, 2018 was primarily attributable to the non-cash charges of $1.4 million for depreciation, amortization, and accretion, $0.3 million for stock-based compensation, and a $1.8 million reduction in accounts receivables, offset by our net loss of $0.6 million and $0.5 million reduction in accounts payable, and $0.7 million reduction in accrued and other liabilities.

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

During the three months ended March 31, 2019, cash used by investing activities was $1.6 million as a result of $1.5 million in net purchases of investments and $0.1 million in purchases of property, plant and equipment.

During the three months ended March 31, 2018, cash used by investing activities was $3.4 million as a result of $3.2 million in net purchases of investments, and a $0.2 million in purchases of property, plant and equipment.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the three months ended March 31, 2019, cash provided by financing activities was $5,000, compared to $17,000 for the three months ended March 31, 2018, which was from the proceeds of common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$17,000	$2,576	$5,290	$5,531	$3,603
Purchase obligations	408	408	—	—	—
Total	$17,408	$2,984	$5,290	$5,531	$3,603

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California and office equipment. During the three months ended March 31, 2019, we made regular lease payments of $0.6 million under our operating lease agreements. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2019.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended March 31, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors set forth below and other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider how the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, could materially and adversely affect our business, financial condition or future results. These risk factors and the risk factors set forth below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The Risk factors listed below should be read in conjunction with the Risk Factor section in our 2018 Annual Report on Form 10-K.

Risks Related to the Proposed Merger

On May 6, 2019, we entered into an Agreement and Plan of Merger (the Merger Agreement) with EMD Group Holding II, Inc., a Delaware corporation (Parent) and EMD Performance Materials Semiconductor Services Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Intermolecular, Inc. (the Merger), with Intermolecular, Inc. surviving the Merger as a wholly owned subsidiary of Parent. The Merger Agreement was unanimously approved by our board of directors. The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 6, 2019.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval, review and clearance by the Committee on Foreign Investment in the United States and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $2.3 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, buying or selling certain assets, making certain capital expenditures, refinancing or incurring additional indebtedness in an amount exceeding $500,000, entering into certain transactions, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

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

INTERMOLECULAR, INC.
(Registrant)
Date: May 14, 2019	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer