Form 10-Q
period 2019-06-30
INTERMOLECULAR INC
filed 2019-08-08
CIK 1311241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(Address, including zip code, and telephone number, including area code of Registrant’s principal executive offices)

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

As of August 02, 2019, the registrant had 49,758,224 shares of common stock outstanding.

INTERMOLECULAR, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,160	$8,351
Short-term investments	21,753	22,098
Accounts receivable	1,941	3,349
Prepaid expenses and other current assets	1,004	936
Total current assets	26,858	34,734
Materials inventory	2,375	2,638
Property and equipment, net	2,809	3,432
Intangible assets, net	1,892	2,075
Right-of-use lease assets - operating	10,841	—
Other assets	503	514
Total assets	$45,278	$43,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112	$760
Accrued liabilities	1,592	1,234
Accrued compensation and employee benefits	1,984	3,431
Current portion of lease obligation - operating	1,816	—
Deferred revenue	159	917
Total current liabilities	5,663	6,342
Deferred rent	—	2,667
Long term lease obligation - operating	11,832	—
Total liabilities	17,495	9,009
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, par value $0.001 per share—200,000,000 shares authorized; 49,758,224 and 49,752,516 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	50	50
Additional paid-in capital	216,974	216,034
Accumulated other comprehensive income (loss)	28	(27)
Accumulated deficit	(189,269)	(181,673)
Total stockholders’ equity	27,783	34,384
Total liabilities and stockholders’ equity	$45,278	$43,393

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Program revenue	$4,485	$9,365	$10,870	$18,621
Licensing and royalty revenue	133	437	399	856
Total revenue	4,618	9,802	11,269	19,477
Cost of revenue:
Cost of program revenue	1,437	2,856	3,255	6,231
Cost of licensing and royalty revenue	—	3	—	4
Total cost of revenue	1,437	2,859	3,255	6,235
Gross profit	3,181	6,943	8,014	13,242
Operating expenses:
Research and development	4,216	4,056	8,362	8,087
Sales and marketing	974	858	1,864	1,654
General and administrative	3,494	1,748	5,832	4,034
Total operating expenses	8,684	6,662	16,058	13,775
Income (loss) from operations	(5,503)	281	(8,044)	(533)
Other income (expense):
Interest income (expense), net	172	140	355	245
Other income (expense), net	(3)	75	93	162
Total other income (expense), net	169	215	448	407
Income (loss) before provision for income taxes	(5,334)	496	(7,596)	(126)
Provision for income taxes	—	—	—	1
Net income (loss)	$(5,334)	$496	$(7,596)	$(127)
Earnings (loss) per share:
Basic	$(0.11)	$0.01	$(0.15)	$(0.00)
Diluted	$(0.11)	$0.01	$(0.15)	$(0.00)
Weighted-average number of shares used in computing earnings (loss) per share
Basic	49,758,224	49,672,739	49,757,917	49,627,584
Diluted	49,758,224	50,059,639	49,757,917	49,627,584

See accompanying notes to unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,334)	$496	$(7,596)	$(127)
Change in unrealized gain (loss) on available-for-sale- securities, net of tax	21	16	55	(7)
Comprehensive income (loss), net of income tax	$(5,313)	$512	$(7,541)	$(134)

See accompanying notes to unaudited Condensed Consolidated Financial Statements

INTERMOLECULAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,596)	$(127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	1,123	2,693
Amortization expense - Right-of-use lease assets operating	787	—
Stock-based compensation	935	482
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,408	4,074
Prepaid expenses and other assets	(57)	393
Materials inventory	291	(134)
Accounts payable	(520)	(750)
Accrued and other liabilities	(1,634)	(67)
Deferred revenue	(759)	(633)
Net cash (used in) provided by operating activities	(6,020)	5,931
Cash flows from investing activities:
Purchase of investments	(13,804)	(19,367)
Redemption of investments	14,202	12,010
Purchase of property and equipment	(574)	(489)
Net cash used in investing activities	(176)	(7,846)
Cash flows from financing activities:
Proceeds from exercise of common stock options	5	172
Net cash provided by financing activities	5	172
Net decrease in cash and cash equivalents	(6,191)	(1,743)
Cash and cash equivalents at beginning of period	8,351	6,090
Cash and cash equivalents at end of period	$2,160	$4,347

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$1	1
Noncash investing/operating activities:
Transfer of property and equipment to materials inventory	$181	$63
Transfer of materials inventory to property and equipment	$150	$142
Additions to property, equipment and intangible assets not paid at the end of the period	$28	$79

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other future interim period or full year. The Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from the audited Consolidated Financial Statements.

Agreement and Plan of Merger

On May 6, 2019, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with EMD Group Holding II, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA, Darmstadt, Germany (Parent) and EMD Performance Materials Semiconductor Services Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the Surviving Corporation). The Merger Agreement was unanimously approved by the Company’s Board of Directors and the Executive Board of Merck KGaA, Darmstadt, Germany.

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

The total Merger Consideration represents an equity value of approximately $62.3 million and an enterprise value of approximately $38.4 million, after accounting for the acceleration of equity awards and the Company’s net cash of approximately $23.9 million at the end of the second quarter of 2019.

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

During the six months ended June 30, 2019, the Company recorded acquisition-related costs of $2.2 million in operating expenses within its condensed consolidated statements of operations.

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

Significant Accounting Policies

Adoption of New Accounting Standard

Adoption of ASC 842

On January 1, 2019, the Company adopted FASB Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, the Company elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases (ASC 840), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in the Company’s results of operations presented in its condensed consolidated statement of operations and condensed consolidated statement of comprehensive income (loss) for each period presented.

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

	Balance at June 30, 2019	Balance at December 31, 2018
Receivables, which are included in accounts receivable	$1,662	$2,258
Contract assets	279	1,091
Contract liabilities	$159	$917

All of the contract liability balance of $0.9 million as of December 31, 2018 was recognized as revenue for the six months ended June 30, 2019.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred if the amortization period is one year or less. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. As of June 30, 2019 there were no outstanding contracts with an original expected length of more than one year.

Materials Inventory

Materials inventory consists of raw materials in the amount of $2.4 million and $2.6 million as of June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company did not have any allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

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

Concentration of Revenue and Accounts Receivable

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For each significant customer, including related parties, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2019	2018	2019	2018	2019	2018
Customer A	68%	*	57%	*	52%	26%
Customer B	*	64%	10%	61%	*	*
Customer C	13%	18%	13%	23%	*	10%
Customer D	14%	*	13%	*	27%	26%
Customer E	*	*	*	*	*	12%
Customer F	*	*	*	*	*	17%

*	less than 10%

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

2. Fair Value of Financial Instruments

The Company measures and reports its cash equivalents and investments at fair value. The carrying amounts for cash equivalents and investments approximate their fair values due to their short maturities. The following tables set forth the fair value of the Company’s cash equivalents and investments by level within the fair value hierarchy (in thousands):

	As of June 30, 2019
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$1,106	$1,106	$—	$—
Corporate debt securities and commercial paper	21,753	—	21,753	—
Total assets measured at fair value	$22,859	$1,106	$21,753	$—

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets:
Money market funds	$5,383	$5,383	$—	$—
Corporate debt securities and commercial paper	22,098	—	22,098	—
Total assets measured at fair value	$27,481	$5,383	$22,098	$—

Debt investments are classified as “available-for-sale” and are carried at fair value based on quoted markets or other readily available market information. The Company's investment policy requires all investments to have a less than twenty four month maturity term and a minimum credit rating of A-. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss). Gains and losses are determined using the specific identification method. Cash, cash equivalents, and investments consisted of the following as of June 30, 2019 (in thousands):

	As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Assets:
Cash	$1,054	$—	$—	$1,054
Money market funds	1,106	—	—	1,106
Corporate debt securities and commercial paper	21,781	28	—	21,753
Total cash, cash equivalents and investments	$23,941	$28	$—	$23,913

As of December 31, 2018, the Company had $28,000 of unrealized losses.

3. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Lab equipment and machinery	$59,796	$59,413
Leasehold improvements	6,496	6,420
Computer equipment and software	4,518	4,512
Furniture and fixtures	221	221
Construction in progress	874	1,025
Total property and equipment	71,905	71,591
Less accumulated depreciation	(69,096)	(68,159)
Property and equipment, net	$2,809	$3,432

The following table presents depreciation expense included in the Condensed Consolidated Statements of Operations and includes amortization of leasehold improvements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$380	$1,099	$937	$2,334

4. Intangible Assets

Intangible assets, net, consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Patents issued	$2,714	$2,847
Patents pending	34	89
Trademarks	40	40
Total intangible assets	2,788	2,976
Less patent amortization	(896)	(901)
Intangible assets, net	$1,892	$2,075

The following table presents patent amortization expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$42	$56	$85	$125

5. Commitments and Contingencies

Leases

The Company has operating leases for real estate and certain office equipment. Operating lease expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

Supplemental cash flow information, as of June 30, 2019, related to operating leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid within operating cash flows	$1,275
Right-of-use assets recognized in exchange for new obligations	$—

Supplemental balance sheet information, as of June 30, 2019, related to operating leases was as follow:

Weighted average remaining lease term	3.9 Years
Weighted average discount rate	6.1%

As of June 30, 2019, the maturities of the Company’s operating lease liabilities are as follow (in thousands):

Fiscal Year	Amount
2019	$1,285
2020	2,620
2021	2,648
2022	2,714
2023	2,782
2024 and thereafter	4,308
Total lease payments	$16,357
Less imputed interest	(2,709)
Present value of operating lease liabilities	$13,648

In December 2015, the Company signed a sublease to lease out a portion of its office space. The term of the sublease was three years and annual gross rent was approximately $0.3 million. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019. The Company received $0.1 million and $0.2 million in rent payments under the agreement for the six months ended June 30, 2019 and 2018, respectively.

6. Stockholders’ Equity

          The following represents the activities in the Company’s Stockholders’ Equity, by quarter, for the six months ended June 30, 2019 and 2018 (in thousands, except share data):

	Six Months Ended June 30, 2019
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2018	49,752,516	50	216,034	(181,672)	(28)	34,384
Issuance of common stock from option exercises	5,708	—	5	—	—	5
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	463	—	—	463
Other comprehensive income (loss)	—	—	—	—	35	35
Net loss	—	—	—	(2,263)	—	(2,263)
Balances as of March 31, 2019	49,758,224	$50	$216,502	$(183,935)	$7	$32,624
Issuance of common stock from option exercises	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	472	—	—	472
Other comprehensive income (loss)	—	—	—	—	21	21
Net loss	—	—	—	(5,334)	—	(5,334)
Balances as of June 30, 2019	49,758,224	$50	$216,974	$(189,269)	$28	$27,783

	Six Months Ended June 30, 2018
					Accumulated
					other	Total
	Common stock		Additional	Accumulated	comprehensive	stockholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balances as of December 31, 2017	49,569,721	50	214,796	(178,738)	(35)	36,073
Issuance of common stock from option exercises	16,387	—	16	—	—	16
Vesting of restricted stock units	15,265	—	—			—
Stock-based compensation	—	—	270	—	—	270
Other comprehensive income (loss)	—	—	—	—	(24)	(24)
ASC 606 Adjustment	—	—	—	476	—	476
Net loss	—	—	—	(623)	—	(623)
Balances as of March 31, 2018	49,601,373	$50	$215,082	$(178,885)	$(59)	$36,188
Issuance of common stock from option exercises	135,332	—	155	—	—	155
Vesting of restricted stock units
Stock-based compensation	—	—	212	—	—	212
Other comprehensive income (loss)					16	16
Net income	—	—	—	496	—	496
Balances as of June 30, 2018	49,736,705	$50	$215,449	$(178,389)	$(43)	$37,067

Stock-Based Compensation

The fair value of the employee stock options granted during the period was estimated based on the respective grant date using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.1	5.9	6.1	6.0
Risk-free interest rate	1.8%	2.8%	2.0%	2.7%
Expected volatility	57.0%	53.8%	57.2%	54.0%
Expected dividend rate	—%	—%	—%	—%

Stock-based compensation expense, net of estimated forfeitures, was included in the following line items on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$36	$39	$81	$92
Research and development	120	59	233	114
Sales and marketing	57	21	110	51
General and administrative	259	93	511	225
Total stock-based compensation	$472	$212	$935	$482

The following table presents stock-based compensation expense, net of estimated forfeitures, by grant type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$210	$208	$440	$423
Restricted stock awards and restricted stock units (RSUs)	262	4	495	59
Total stock-based compensation	$472	$212	$935	$482

The following table presents unrecognized compensation expense, net of estimated forfeitures, related to the Company’s equity compensation plans as of June 30, 2019, which is expected to be recognized over the following weighted-average periods (in thousands):

	Unrecognized	Weighted-
	Compensation	Average Period
	Expense	(in years)
Stock options	$1,163	2.3
RSUs	$1,078	1.3

The following table presents details on grants made by the Company for the following periods:

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares Granted	Date Fair Value	Shares Granted	Date Fair Value
Stock options	92,000	$1.08	725,000	$1.36
RSUs	—	$—	345,000	$1.35

The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $1,000 and $28,000, respectively.

RSUs that vested during the six months ended June 30, 2019 and 2018 had fair values of $0 and $30,000, respectively, as of the applicable vesting date.

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had reserved shares of common stock for issuance as follows:

	As of June 30, 2019	As of December 31, 2018
Number of stock options outstanding	6,054,745	6,329,737
Number of RSUs outstanding	1,845,000	1,845,000
Shares available for future grant	13,788,824	11,280,677
Total shares reserved	21,688,569	19,455,414

7. Net Earnings (Loss) per Share

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net earnings (loss) per share for the periods presented due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options to purchase common stock	6,054,745	6,709,548	6,054,745	7,756,239
RSUs	1,845,000	648,750	1,845,000	648,750

8. Income Taxes

The Company incurred no income tax expense for the three months and six months ended June 30, 2019. The Company maintained a valuation allowance as of June 30, 2019, against all of its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reduction.

9. Related Party Transactions

During the quarter ended March 31, 2019, two of our board members ceased employment with an investment firm that is a beneficial owner of approximately 29.6% of the Company’s common stock. The Company incurred director fees of nil and $11,000 to the investment firm for the three and six months ended June 30, 2019, respectively.

10. Information about Geographic Areas

Revenue

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$3,957	$1,785	$8,459	$3,017
Asia-Pacific (excluding Japan)	622	8,017	2,771	16,460
Japan	39	—	39	—
Total	$4,618	$9,802	$11,269	$19,477

Long-Lived Assets

All of the Company’s long-lived assets are located in the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A.
•	Strategy. Our overall strategy.
•	Basis of Presentation. A summary of the primary elements of our financial results.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

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

We were founded in 2004 and are headquartered in San Jose, California. Our total revenue decreased to $4.6 million and $11.3 million for the three and six months ended June 30, 2019, from $9.8 million and $19.5 million for the three and six months ended June 30, 2018. For the three months ended June 30, 2019, our net loss increased to $5.3 million compared to a net income of $0.5 million in the same period last year. For the six months ended June 30, 2019, our net loss increased to $7.6 million compared to net loss of $0.1 million in the same period last year. Since inception, we have incurred net losses leading to an accumulated deficit of $189.3 million as of June 30, 2019.

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

The total Merger Consideration represents an equity value of approximately $62.3 million and an enterprise value of approximately $38.4 million, after accounting for the acceleration of equity awards and the Company’s net cash of approximately $23.9 million at the end of the second quarter of 2019.

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

Other Income (expense), net

Other income primarily consists of income that we receive from subleasing a portion of our office space under an agreement entered into in December 2015.  The term of the lease is for three years and annual gross rent is approximately $0.3 million. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019. Other income (expense), net also includes foreign exchange gains and losses that have not been significant.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(in thousands)				(in thousands)
Revenue:
Program revenue	$4,485	$9,365	$(4,880)	-52%	$10,870	$18,621	$(7,751)	-42%
Licensing and royalty revenue	133	437	(304)	-70%	399	856	(457)	-53%
Total revenue	4,618	9,802	(5,184)	-53%	11,269	19,477	(8,208)	-42%
Cost of revenue:	1,437	2,859	(1,422)	-50%	3,255	6,235	(2,980)	-48%
Gross profit	3,181	6,943	(3,762)	-54%	8,014	13,242	(5,228)	-39%
Operating expenses:
Research and development	4,216	4,056	160	4%	8,362	8,087	275	3%
Sales and marketing	974	858	116	14%	1,864	1,654	210	13%
General and administrative	3,494	1,748	1,746	100%	5,832	4,034	1,798	45%
Total operating expenses	8,684	6,662	2,022	30%	16,058	13,775	2,283	17%
Income (loss) from operations	(5,503)	281	(5,784)		(8,044)	(533)	(7,511)
Other income (expense):
Interest income (expense), net	172	140	32		355	245	110
Other income (expense), net	(3)	75	(78)		93	162	(69)
Total other income (expense), net	169	215	(46)		448	407	41
Income (loss) before provision for income taxes	(5,334)	496	(5,830)		(7,596)	(126)	(7,470)
Provision for income taxes	—	—	—		-	1	(1)
Net income (loss)	$(5,334)	$496	$(5,830)		$(7,596)	$(127)	$(7,469)

Revenue

Our revenue decreased by 53%, or $5.2 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, with a 70% decrease in licensing and royalty revenue and a 52% decrease in program revenue. The decrease in licensing and royalty revenue was primarily due to lower royalty-related end-market sales from a customer. The decrease in program revenue was primarily due to the scheduled completion of $8.1 million in of existing programs which was partially offset by a $3.2 million increase in revenue from a new customer engagement.

Our revenue decreased by 42% of $ 8.2 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, with a 53% decrease in licensing and royalty revenue and a 42% decrease in program revenue. The decrease in licensing and royalty revenue was primarily due to lower royalty-related end-market sales from a customer. The decrease in program revenue was primarily due to the scheduled completion of $14.5 million in of existing programs which was partially offset by a $6.7 million increase in revenue from a new customer engagement

We expect our revenue to fluctuate from period to period based on demand for, and our resources to fulfill, our services, project completion schedules and end-market sales.

The following table presents revenue by geographic region, based on invoiced locations, during the three and six months ended June 30, 2019 and 2018 in dollars (in thousands) and as a percentage of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
United States	$3,957	86%	$1,785	18%	$8,459	75%	$3,017	15%
APAC (excluding Japan)	622	14%	8,017	82%	2,771	25%	16,460	85%
Japan	39	—%	—	—%	39	—%	—	—%
Total	$4,618	100%	$9,802	100%	$11,269	100%	$19,477	100%

Cost of Revenue

Cost of revenue decreased by 50%, or $1.4 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to $0.9 million decreases in labor and personnel-related expenses, $0.3 million decrease in depreciation and $0.2 million decrease in materials and other costs associated with the scheduled completion of existing programs.

Cost of revenue decreased by 48%, or $3.0 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to $1.6 million decreases in labor and personnel-related expenses, $0.8 million decrease in depreciation and $0.6 million decrease in materials and other costs associated with the scheduled completion of existing programs.

Gross Margin

Our gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the mix of program revenue and licensing and royalty revenue recognized during the period. We achieve a higher gross margin on licensing and royalty revenue as compared to program revenue.

Gross margin was 69% and 71% for the three and six months ended June 30, 2019 compared to 71% and 68% for the three and six months ended June 30, 2018.

Research and Development

R&D expenses increased by 4%, or $0.2 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily attributable to a $0.1 million increase in professional fees, $0.2 million increase in materials cost and $0.2 million increase in facilities cost, which were partially offset by $0.3 million reduction in depreciation expense.

R&D expenses increased by 3%, or $0.3 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to a $0.2 million increase in labor and personnel-related expenses, $0.2 million increase in professional fees, $0.3 million increase in materials cost and $0.3 million increase in facilities cost, which were partially offset by $0.6 million reduction in depreciation expense.

Sales and Marketing

Sales and marketing expenses increased by 14%, or $0.1 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was primarily attributable to a $0.2 million increase in labor and personnel-related expenses, which was partially offset by $0.1 million reduction in professional fees.

Sales and marketing expenses increased by 13%, or $0.2 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase was primarily attributable to a $0.3 million increase in labor and personnel-related expenses and $0.1 million increase in materials cost, which were partially offset by $0.2 million reduction in professional fees.

General and Administrative

General and administrative expenses increased by 100%, or $1.7 million, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was primarily attributable to a $1.7 million increase in professional fees related to the Merger.

General and administrative expenses increased by 45%, or $1.8 million, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase was primarily attributable to a $2.1 million increase in professional fees related to the Merger, which was partially offset by $0.3 million reduction in labor and personnel-related expense.

Income (Loss) from Operations

Our operating loss increased by $5.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to $3.8 million reduction in gross profit on account of lower revenues and $2.0 million increase in operating expenses.

Our operating loss increased by $7.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to $5.2 million reduction in gross profit on account of lower revenues and $2.3 million increase in operating expenses.

Interest Income (Expense), net

The increase in interest income during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily related to higher interest rates.

Other Income (Expense), net

Other income, net, for the three and six months ended June 30, 2019 consisted principally of sublease income that we received from subleasing a portion of our office space under an agreement entered into in December 2015. The sublease commenced during the second quarter of 2016 and terminated during the first quarter of 2019.

Provision for Income Taxes

Provision for income taxes during the three and six months ended June 30, 2019 and 2018 consisted of income taxes on our U.S. and foreign entities and were not significant during these periods.

Net Income (Loss)

Our net loss increased by $5.8 million to $5.3 million during the three months ended June 30, 2019 compared to a net income of $0.5 million during the three months ended June 30, 2018, primarily due to $3.8 million reduction in gross profit on account of lower revenues and $2.0 million increase in operating expenses.

Our net loss increased by $7.5 million to $7.6 million during the six months ended June 30, 2019 compared to a net loss of $0.1 million during the six months ended June 30, 2018, primarily due to $5.2 million reduction in gross profit on account of lower revenues and $2.3 million increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had $23.9 million of cash, cash equivalents and investments and $21.2 million of net working capital.

During the six months ended June 30, 2019, we incurred net losses of $7.6 million compared to a net loss of $0.1 million in the same period last year. As of June 30, 2019, our accumulated deficit was $189.3 million.

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

Cash Flows

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(6,020)	$5,931
Net cash used in investing activities	$(176)	$(7,846)
Net cash provided by financing activities	$5	$172

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities during the six months ended June 30, 2019 primarily due to operating results.

Net cash of $6.0 million used in operating activities during the six months ended June 30, 2019 was primarily attributable to $7.6 million in net loss, $1.6 million reduction in accrued liabilities, $0.5 million reduction in accounts payable and $0.8 million reduction in deferred revenue, which were offset by non-cash charges of $1.9 million of depreciation, amortization and accretion, a $0.9 million of stock compensation expense and $1.4 million reduction in accounts receivables and $0.3 million decrease in materials inventory.

Net cash provided by operating activities during the six months ended June 30, 2018 was primarily attributable to the non-cash charges of $2.7 million for depreciation, amortization, and accretion, $0.5 million for stock-based compensation, and a $4.1 million reduction in accounts receivables, offset by our net loss of $0.1 million, $0.6 million reduction in deferred revenue, and $0.8 million reduction in accounts payable.

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

During the six months ended June 30, 2019, cash used by investing activities was $0.2 million as a result of $0.6 million in purchases of property, plant and equipment offset by $0.4 million received in the net redemption of our investments.

During the six months ended June 30, 2018, cash used by investing activities was $7.8 million as a result of $7.3 million in net purchases of investments, and a $0.5 million in purchases of property, plant and equipment.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and proceeds received from our initial public offering.

During the six months ended June 30, 2019, cash provided by financing activities was $5,000, compared to $0.2 million for the six months ended June 30, 2018, which was from the proceeds of common stock option exercises.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Operating lease obligations	$16,358	$2,592	$5,314	$5,565	$2,887
Purchase obligations	801	801	—	—	—
Total	$17,159	$3,393	$5,314	$5,565	$2,887

Operating lease agreements represent our obligations to make payments under our non-cancelable lease agreement for our facility in San Jose, California and office equipment. During the six months ended June 30, 2019, we made regular lease payments of $1.3 million under our operating lease agreements. Purchase obligations consist of firm, non-cancelable agreements to purchase property and equipment and inventory items.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2019.

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

Changes in internal control over financial reporting

We made no changes to our internal control over financial reporting during the quarterly period ended June 30, 2019 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2019, a putative shareholder class action complaint was filed in the United States District Court for the District of Delaware against us and each member of our board of directors, captioned Franchi v. Intermolecular, Inc. et al., C.A. No. 1:19-cv-01054. On June 11, 2019, two additional complaints were filed in the United States District Court for the Southern District of New York and the Northern District of California, respectively, against us and each member of our board of directors, captioned Najafi v. Intermolecular, Inc. et al., C.A. No. 1:19-cv-05438 and Stein v. Intermolecular, Inc. et al., C.A. No. 5:19-cv-03307. On June 12, 2019, a second putative shareholder class action complaint was filed in the United States District Court for the Southern District of New York against us and each member of our board, captioned Morgan v. Intermolecular, Inc. et al., C.A. No. 1:19-cv-05489. On June 13, 2019, an additional complaint was filed in the United States District Court for the Northern District of California against us and each member of our board, captioned Bedeian v. Intermolecular, Inc. et al., C.A. No. 3:19-cv-03359.  Each of the complaints alleges, among other things, that we and each member of our board violated certain provisions of the federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that purportedly omits material information necessary to make the statements therein not false or misleading. The complaints seek, among other things, to require us to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required to make the statements contained therein not misleading, damages, and certain other equitable and injunctive relief.  On July 9, 2019, the court in the Najafi action ordered the case closed having been notified by plaintiff’s counsel that the action is now moot.

We believe the complaints are without merit, and we will vigorously defend against the complaints. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of the actions will be successful.

In addition to the foregoing, from time to time, we may become involved in legal proceedings and claims arising in the ordinary course of our business, including but not limited to legal proceedings and claims brought by employees or former employees relating to working conditions or other issue, which we do not believe individually or in the aggregate would be material to our business and results of operations.

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

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger, including any of the pending complaints against us, is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger, including the pending complaints, may adversely affect our business.

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

INTERMOLECULAR, INC.
(Registrant)
Date: August 8, 2019	By:	/s/ Bill Roeschlein
Bill Roeschlein
Chief Financial Officer